Form 10QSB
period 1999-06-30
SITE2SHOP COM INC
filed 1999-08-13
CIK 1066849

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB



(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1999

                                                     Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from  _________________  to __________________________


Commission File Number:0-26093


                              SITE2SHOP.COM, INC.
                              -------------------
             (Exact name of registrant as specified in its charter)


           Nevada                                   88-0382813
(State of incorporation)              (IRS Employer Identification No.)


2001 West Sample Road, Suite 101, Pompano Beach, Florida         33064
(Address of principal executive offices)                      (Zip Code)


                                    (954) 969-1010
                 (Registrant's telephone number, including area code)


                                   Not applicable
(Former name former address and former fiscal year,if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No

     As of July 31, 1999, the registrant had a total of 12,479,702 common shares outstanding.



                               SITE2SHOP.COM, INC.

                              Index to Form 10-QSB

                                  June 30, 1999


PART I.   FINANCIAL INFORMATION

                                                                            Page

 Item 1.  Condensed Consolidated Financial Statements (Unaudited)

   Condensed Balance Sheets at December 31, 1998 and June 30, 1999....         3

   Condensed Consolidated Statements of Operations for the three .....
      months and six months ended June 30, 1999.......................         4

   Condensed Consolidated Statements of Cash Flows for the three ....
     months and six months ended June 30, 1999.......................          5

   Notes to Condensed Consolidated Financial Statements..............     6 -  7

 Item 2.  Management's Discussion and Analysis or Plan of Operation...    8 - 11

PART II.  OTHER INFORMATION
 Item 2. Changes in Securities........................................        12
 Item 5. Other Matters................................................        12
 Item 6. Exhibits and Reports on Form 8-K.............................        12

                               SITE2SHOP.COM, INC.

                      Condensed Consolidated Balance Sheets

                                                                              December 31,                  June 30,
                                                                                 1998                         1999
                                                                              -------------               -------------
                                                                               (Audited)                   (Unaudited)
                                Assets
Current assets:
   Cash and cash equivalents...............................................   $     8,843                  $ 1,312,351
   Accounts receivable, net of allowance for doubtful accounts
      of $224,000 and $0...................................................       285,343                    1,227,107
   Inventory...............................................................            --                       97,591
   Due from related party..................................................        19,099                           --
   Prepaid and other current assets........................................        81,011                      394,015
                                                                               -----------                  -----------
                Total current assets.......................................       394,296                    3,031,064

Equipment and leasehold improvements, net..................................        86,536                      385,047

Note receivable- related party.............................................            --                       97,000

Other assets...............................................................         7,572                       43,201
                                                                               -----------                  -----------
                 Total assets..............................................   $   488,404                  $ 3,556,312
                                                                               ===========                  ===========

                 Liabilities and stockholders' deficit
Current liabilities:
   Accounts payable and accrued expenses...................................   $   133,595                  $   335,485
   Deferred income taxes payable...........................................           --                     1,256,000
   Capital lease obligations-current portion...............................           --                        22,074
   Deferred revenue........................................................     1,263,716                    2,879,963
                 Total current liabilities.................................     1,397,311                    4,493,522

Note payable...............................................................       250,000                           --

Capital lease obligations..................................................            --                       10,800

Stockholders' deficit:
   Common stock, $.001 par value:
      Authorized 150,000,000 shares;
      Issued and outstanding, 1,391,400 and 12,479,702 shares,
         respectively......................................................         1,391                       12,480
   Additional paid-in capital..............................................       314,233                    1,839,863
   Accumulated deficit.....................................................    (1,474,531)                  (2,800,353)
                                                                               -----------                  -----------
      Total stockholders' deficit..........................................    (1,158,907)                    (948,010)
                                                                               -----------                  -----------
                  Total liabilities and stockholders' deficit..............   $   488,404                  $ 3,556,312
                                                                               ===========                  ===========




 The accompanying notes are an integral part of the condensed consolidated financial statements.




                               SITE2SHOP.COM, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                           Six months ended June 30,          Three months ended June 30,
                                                         -----------------------------      ------------------------------
                                                             1998             1999              1998               1999
                                                         -----------      -----------       ----------         -----------

Net revenues..........................                   $ 2,213,338      $ 4,840,928       $  904,005         $ 2,669,342

Cost of revenues......................                       659,623        1,064,682          346,002             666,004
                                                          -----------      ----------        ----------         ----------
Gross margin.........................                      1,553,715        3,776,246          558,003           2,003,338
                                                          -----------      ----------        ----------         ----------

Selling expenses......................                       673,697        1,274,409          351,737             804,852
General and administrative expenses...                       996,806        1,668,388          577,505             989,832
                                                          -----------      ----------        ----------         ----------
                                                           1,670,503        2,942,797          929,242           1,794,684
                                                          -----------      ----------        ----------         ----------

Operating income (loss)...............                      (116,788)         833,449         (371,239)            208,654
Income taxes (benefit)................                       (28,000)         332,000         (125,000)             99,000
                                                           -----------      ----------        ---------         ----------
Net income (loss).....................                   $   (88,788)     $   501,449       $ (246,239)        $   109,654
                                                           ===========      ==========        =========         ==========

Net income (loss) per share- basic....                   $     (0.01)     $      0.04       $    (0.02)        $      0.01
                                                           ===========      ==========        =========         ==========
Net income (loss) per share- diluted..                   $     (0.01)     $      0.04       $    (0.02)        $      0.01
                                                           ===========      ==========        =========         ==========

Weighted average number of shares
   outstanding- basic................                      10,000,000       11,957,135        10,000,000        12,425,702
                                                           ==========       ==========        ==========        ==========
Weighted average number of shares
   outstanding- diluted...............                     10,000,000       11,973,131        10,000,000        12,454,649
                                                           ==========       ==========        ==========        ==========

















 The accompanying notes are an integral part of the condensed consolidated financial statements.

                               SITE2SHOP.COM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Six months ended June 30,
                                                                          --------------------------
                                                                               1998           1999
                                                                           ----------      ---------
Operating activities
Net income (loss)...................................................      $  (88,788)     $ 501,449
Adjustments to reconcile net income (loss) to net cash provided by operating activities:............................................
     Depreciation and amortization..................................          52,748         95,096
     Provision for deferred income taxes (benefit)..................         (28,000)       332,000
     Stock options issued for services..............................              --         68,750
     Changes in operating assets and liabilities:
        Accounts receivable.........................................         475,022       (593,055)
        Inventory...................................................              --        (97,591)
        Prepaid expenses and other current assets...................         (10,365)       (52,051)
        Other assets................................................          10,674        (12,206)
        Accounts payable and accrued expenses.......................        (161,774)        40,058
        Deferred revenue............................................        (229,817)       239,585
                                                                           ----------     ----------
Net cash provided by operating activities...........................          19,700        522,035
                                                                            ----------     ----------

Investing activities
Capital expenditures................................................         (11,800)      (135,663)
Increase in note receivable- related party..........................              --        (10,000)
                                                                           ----------     ----------
Cash used in investing activities...................................         (11,800)      (145,663)
                                                                           ----------     ----------

Financing activities
Proceeds from sale of common stock..................................              --      1,000,000
Net bank overdraft repaid in merger.................................              --        (56,139)
Bank overdraft......................................................          15,633             --
Repayment of capital lease obligations..............................         (34,049)       (16,725)
                                                                           ----------     ----------
Net cash provided by (used in) financing activities.................         (18,416)       927,136
                                                                           ----------     ----------

Net increase (decrease) in cash and cash equivalents................         (10,516)      1,303,508
Cash and cash equivalents, beginning of period......................          87,903           8,843
                                                                           ----------     ----------
Cash and cash equivalents, end of period............................      $   77,387      $1,312,531
                                                                           ==========     ==========
Supplemental disclosures of cash flow information
Cash paid during the period for:
   Interest.........................................................      $      265      $    2,779
                                                                           ==========      =========
   Taxes............................................................      $    2,495      $    1,531
                                                                           ==========      =========
Non-cash financing activities:
   Common stock issued for acquisition..............................      $       --      $   10,000
                                                                           ==========      =========
   Common stock issued for future services..........................      $       --      $  243,844
                                                                           ==========      =========
   Reacquisition of common stock....................................      $       --      $   26,875
                                                                           ==========      =========





 The accompanying notes are an integral part of the condensed consolidated financial statements.

                               SITE2SHOP.COM, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 1999

1.   BASIS OF PRESENTATION AND OPERATIONS

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Site2Shop.Com, Inc. ("Site2Shop.Com" or the "Company") and Tricom Pictures & Productions, Inc. ("Tricom") respective audited financial statements for the year ended December 31, 1998.

     Prior to July 1, 1998, the Company, a Nevada corporation, was not actively engaged in revenue generating activities and lacked substantial assets, liabilities or marketable products and services. On July 1, 1998 the Company commenced active operations as a marketer of its vendors products through (i) a half-hour shop-at-home television program, (ii) its internet website and (iii) a commercial retail store.

     On February 9, 1999, the Company entered into an agreement to merge with Tricom, a privately held Florida corporation engaged in the marketing, production and distribution of television programming, into a wholly owned subsidiary. The stockholders of Tricom, three of whom are the Executive Officers of the Company and owned 71% collectively of the common stock of the Company (85% of Tricom) and five (remaining) stockholders collectively owned 5.6% of the common stock of the Company (15% of Tricom). Under the terms of the agreement, the Tricom stockholders exchanged their shares at a ratio of 100,000 to 1 for a total of 10 million shares. As a result of the merger, the Executive Officers of the Company and the remaining five Tricom stockholders collectively owned 83.1% and 13.7% respectively, of the common stock of the Company. As both companies were under common control, the combination of the two companies is deemed to be a purchase and accounted for as reverse acquisition, whereby the combined assets and liabilities are recorded on an historical basis. Accordingly, the audited Balance Sheet as of December 31, 1998 represents the financial condition of the Company. The unaudited Statements of Operations for the six month period and three month period ended June 30, 1998, respectively, and the unaudited Statement of Cash Flows for the six month period ended June 30, 1998 reflect the historical operations and cash flows of Tricom for the respective periods. The unaudited Balance Sheet as of June 30, 1999, the unaudited Statements of Operations for the six month period and three month period ended June 30, 1999, respectively, and the unaudited Statement of Cash Flows for the six month period ended June 30, 1999 reflect the combined financial condition as of June 30, 1999, operations and cash flows of the Company and Tricom as if the merger occurred as of January 1, 1999.

2.   SIGNIFICANT EVENTS

     During the period of January 15, 1999 through April 6, 1999, the Company issued 1,000,800 shares of common stock to 29 accredited investors for gross proceeds of one million dollars in connection with an offering pursuant to Rule 504 of Regulation D of the Securities Act of 1933 as amended.

                              SITE2SHOP.COM, INC.
         Notes to Condensed Consolidated Financial Statements- Continued
                                   (Unaudited)
                                  June 30, 1999

2.   SIGNIFICANT EVENTS- (Continued)

     On April 1, 1999, the Company issued options to the Executive Officers and nine employees (as an incentive to remain with the Company) to purchase 850,000 shares of common stock of the Company. The options (800,000) issued to the Executive Officers vested upon issuance and were issued at an exercise price equal to the fair market value at the time of grant. The options (50,000) issued to the employees vest upon completion of 24 months of continuous service from date of grant and were issued at an exercise price of less than fair market value on the date of grant. The compensation expense recorded on the date of grant approximated $68,000. All options expire on March 31, 2004.

     During the period of April 6, 1999 through April 18, 1999, the Company issued 100,000 shares of its common stock, in aggregate, to two attorneys and two consultants for services to be rendered over a period ranging from one to four years from the respective dates of issuance. The aggregate market value of the issued shares based on the fair market value on the date of issuance was $244,000.

3.   RELATED PARTY TRANSACTION

     As of February 1, 1999, the Company advanced $97,000 to a company which is 67% owned by two Executive Officers of the Company. Interest, at 8% per annum, payments commence on August 1, 1999 and for 59 consecutive months thereafter, with the full principal payment due with the last interest payment.

4.   RECAPITALIZATION

     On February 23, 1999 the Company affected a 1 for 10 reverse stock split. All outstanding shares and per share amounts included in the accompanying financial statements have been retroactively adjusted to reflect the reverse stock split.

5.    SEGMENT INFORMATION

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is regularly evaluated by management in deciding how to allocate resources and in assessing performance. The Company believes it operates in one business and operating segment and that adoption of SFAS No. 131 will not have a material impact on the Company's financial statements.

6.   NET INCOME PER SHARE

     Net income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding and common stock equivalents (diluted) outstanding during the periods, retroactively adjusted for the reverse stock split.

                               SITE2SHOP.COM, INC.

   PART I. ITEM 2- MANAGEMENT'S DISCUSSION and ANALYSIS or PLAN of OPERATIONS

                                  JUNE 30, 1999
                                   (UNAUDITED)




     The following discussion of the results of the operations and financial condition of Site2Shop.Com, Inc. ("Site2Shop.Com" and the "Company") should be read in conjunction with Site2Shop.Com's Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report, the Company's Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 1998 and Tricom Pictures & Productions, Inc.'s ("Tricom") Audited Financial Statements and the Notes thereto for the year ended December 31, 1998.

Overview

     The Company is engaged in the marketing, production and distribution of television programs. The Company produces both educational half-hour television programs through its wholly owned subsidiary, Tricom and half-hour shop-at-home television programming through the Site2Shop.com TV program of its Site2Shop TV, Inc. ("Site2Shop") subsidiary. All programs are distributed to national audiences through a combination of any and all of the following: ABC affiliates, NBC affiliates, CBS affiliates, FOX affiliates, UPN affiliates and WB affiliates (collectively "network affiliates"), independent television stations and targeted cable networks. Products and services featured on the Site2Shop.com TV program are also sold through the Company's website, other e-commerce websites and the Company's retail store at the Pompano Square Mall, Pompano Beach, Florida.

     Part of the Company's strategy is to grow through the opening of new offices domestically and the expansion of the number of distribution opportunities for the participants on the Company's television programs. The Company's continued growth may place a strain on the Company's management, operational, financial and other resources. The Company's expansion and growth plans will depend on its ability to identify appropriate targets and markets and obtain the necessary financing to bring these plans to fruition. Further, the success of the Company's efforts will depend on its ability to identify these opportunities, attract highly qualified personnel, reduce redundancy and manage geographically dispersed operations. There can be no assurances that the Company will be successful in its plans of operational expansion nor the management of such growth.

Results of Operations

COMPARISON of the SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED
    JUNE 30, 1998.

     The six months ended June 30, 1999 reflect the consolidated operations of the Company inclusive of the operations of Tricom since January 1, 1999 as a result of the merger of the two common controlled entities in February 1999. The six months ended June 30, 1998 reflect the operations solely of Tricom as the Company did not commence significant operations until July 1, 1998.

     Net Revenues in 1999 were $4,841,000, an increase of $2,628,000 or 118.7% over the same period in 1998. The increase is attributable to the revenues of Site2Shop, $3,026,000 ($2,918,000 of shop-at-home television programming fees, $95,000 of internet product sales and $13,000 of retail store sales), for the period and a decline in revenues at Tricom ($398,000) as a result of Tricom's commitment of effort, manpower and resources to the production of Site2Shop's television programming. At June 30, 1999, the Company's backlog (signed contracts for which the Company has not performed any services and customer payment has yet to be received) totaled $972,000 ($514,000 at Site2Shop and $458,000 at Tricom) as compared to $638,000 at June 30, 1998.

     Cost of Revenues increased to $1,065,000, or 61.4% and decreased to 22% of net revenues in 1999 from $660,000 and 29.8% of net revenues in 1998. The increase in expenses are attributable to an increase in salary and wages ($95,000), television airtime ($139,000) and talent ($61,000) at Tricom in order to meet the production requirements of Site2Shop. Additionally, expenses at Site2Shop in 1999 totaled $175,000, which primarily related to the cost products (featured on shop-at-home television programming) sold on the internet and the Company's retail store.

     Selling Expenses were $1,274,000 during 1999, an increase of $600,000 from 1998. Selling expenses in 1999 were 26.3% of net revenues as compared to 30.4% in 1998. Selling expenses at Site2Shop in 1999 were $713,000 as a result of establishing a sales infrastructure necessary to develop and generate sales.

     General & Administrative Expenses were $1,668,000 during 1999, an increase of $671,000 from 1998. These expenses constituted 34.5% of net revenues in 1999 as compared to 45% in 1998. Site2Shop expenses for 1999 totaled $915,000, primarily consisting of salaries and wages ($623,000) and professional and other fees incurred inherent with being a public corporation ($105,000).

COMPARISON of the THREE MONTHS ENDED JUNE 30, 1999 TO THE THREE MONTHS
   ENDED JUNE 30, 1998.

     Net Revenues in 1999 were $2,669,000, an increase of $1,765,000 or 195% over the same period in 1998. The increase is attributable to the revenues of Site2Shop, $1,706,000 ($1,606,000 from shop-at-home television programming fees, $93,000 from internet product sales and $7,000 from retail store sales) for the period and an increase in revenues at Tricom ($59,000) as a result of Tricom's commitment of effort, manpower and resources to the production of Site2Shop's television programming.

     Cost of Revenues increased to $666,000, or 92.5% and decreased to 25% of net revenues in 1999 from $346,000 and 38.3% of net revenues in 1998. The increase in expenses are attributable to an increase in salary and wages ($44,000), television airtime ($148,000) and talent ($44,000) at Tricom in order to meet the production requirements of Site2Shop. Additionally, expenses at Site2Shop in 1999 totaled $139,000, which primarily related to the cost products (featured on shop-at-home television programming) sold on the internet and the Company's retail store.

     Selling Expenses were $805,000 during 1999, an increase of $453,000 from 1998. Selling expenses in 1999 were 30.2% of net revenues as compared to 38.9% in 1998. Selling expenses at Site2Shop in 1999 were $438,000 as a result of establishing a sales infrastructure necessary to develop and generate sales.

     General & Administrative Expenses were $990,000 during 1999, an increase of $412,000 from 1998. These expenses constituted 37.1% of net revenues in 1999 as compared to 63.9% in 1998. Site2Shop expenses for 1999 totaled $575,000, primarily consisting of salaries and wages ($427,000) and professional and other fees incurred inherent with being a public corporation ($57,000).

Liquidity and Capital Resources

     The six months ended June 30, 1999 reflect the consolidated cash flows of the Company inclusive of the operations and cash flows of Tricom since January 1, 1999 as a result of the merger of the two common controlled entities in February 1999. The six months ended June 30, 1998 reflect the operations and cash flows solely of Tricom as the Company did not commence significant operations until July 1, 1998.

     The Company generated $522,000 from operating activities in 1999 as opposed to $20,000 during the same period in 1998. The increase in 1999 is attributable to net income of $501,000, an increase in deferred income taxes payable ($332,000) and deferred revenues ($240,000) offset by an increase in accounts receivable ($593,000). Cash used in operating activities totaled $146,000 in 1999 and $12,000 in 1998 primarily as a result of capital expenditures relating to the upgrade of computer hardware and software in order to promote operating efficiency and addressing Year 2000 compliance. Cash generated by financing activities in 1999 totaled $927,000 whereas cash used in 1998 totaled $18,000. During the period of January 15, 1999 through April 6, 1999, the Company issued 1,000,800 shares of common stock to 29 accredited investors for gross proceeds of one million dollars in connection with an offering pursuant to Rule 504 of Regulation D of the Securities Act of 1933 as amended. Cash used in financing activities in 1999 was for the repayment of Tricom's net bank overdraft as of January 1, 1999 ($56,000) and repayment of capital lease obligations ($17,000).

     Although the Company had a working capital deficiency of $1,462,000 at June 30, 1999, the Company believes that cash and cash equivalents and cash generated from its current level of operations to be sufficient to meet its working capital requirements over the balance of the current year. The Company continues to seek opportunities for growth either through the opening of new offices, enhancing and increasing production capacity, acquisitions, additional distribution channels of its shows' participants products and services and any and all combinations thereof, and in connection therewith, may seek to raise cash in the form of equity, bank debt or other debt financing, or may seek to issue stock as consideration for acquisition targets.


Year 2000 Compliance

     The Company continues to address the impact of the Year 2000 issue upon its business. The Year 2000 issue is the result of computer hardware and software programs designed to use two digits rather than four digits to define the applicable year. If not corrected, certain computer applications may fail or create erroneous results at the year 2000.

     The Company has performed a comprehensive review of its computer systems to identify those systems which could be adversely affected by the Year 2000 issue. The Company presently believes that with modifications and/or upgrading to existing hardware and software and conversion to new software, the Year 2000 problem will not pose a significant operational problem for the Company's computer systems as modified, upgraded and converted. Additionally, the Company is in the process of communicating with suppliers, customers, financial institutions and others with whom it conducts business transactions to assess whether they are Year 2000 compliant. At this time, the company has not found nor is aware of any material deficiencies in any significant customer's, vendor's or financial institution's computer operations.

     The Company replaced substantial portions of its computer hardware and software during 1999, as it integrated operations of Tricom. To date the Company has spent $100,000 toward evaluating, modifying, upgrading and converting existing computer hardware and software and anticipates that the total expenditure associated with the Year 2000 issue will approximate $150,000. Costs to address Year 2000 issues with third parties have not been estimated, though the Company expects that a substantial portion of such costs would be borne by the respective parties.

     It  is  anticipated  that  testing  of  all  modifications,   upgrades  and
conversions will be complete by late-summer 1999. This timing will allow management to assess the need for and implementation of a contingency plan, if required. Based on the results to-date of the Company's review and the modifications, upgrades and conversions already undertaken, management does not believe that the Year 2000 issue will have a materially adverse impact on the Company's operations, liquidity or financial condition. However, under a worst case scenario", an interruption of telecommunications services for an extended period of time could impede the Company from garnering new business, thus having a material adverse effect on the Company's operations and financial condition.

Statement Regarding Forward-Looking Statements.

     This Quarterly Report includes "forward-looking statements" within the meaning of Section 27A of the Exchange Act which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including but not limited to the demand for the Company's products and services and the costs associated with such goods and services. All other statements other than statements of historical fact included in this Quarterly Report including, without limitation, the statements under "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report, are forward-looking statements. While the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

                          PART II. OTHER INFORMATION

Item 2. Changes in Securities

     During the period of January 15, 1999 through April 6, 1999, the Company issued 1,000,800 shares of common stock to 29 accredited investors for gross proceeds of one million dollars in connection with an offering pursuant to Rule 504 of Regulation D of the Securities Act of 1933 as amended.

     During the period of April 6, 1999 through April 18, 1999, the Company issued 100,000 shares of its common stock, in aggregate, to two attorneys and two consultants for services to be rendered over a period ranging from one to four years from the respective dates of issuance. The aggregate market value of the issued shares based on the fair market value on the date of issuance was $244,000.

Item 5. Other Information

     On February 23, 1999 the Company affected a 1 for 10 reverse stock split to all shareholders of record as of February 22, 1999.

     On April 1, 1999, the Company issued options to the Executive Officers and nine employees (as an incentive to remain with the Company) to purchase 850,000 shares of common stock of the Company. The options (800,000) issued to the Executive Officers vested upon issuance and were issued at an exercise price equal to the fair market value at the time of grant. The options (50,000) issued to the employees vest upon completion of 24 months of continuous service from date of grant and were issued at an exercise price of less than fair market value on the date of grant. The compensation expense recorded on the date of grant approximated $68,000. All options expire on March 31, 2004.

Item 6. Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


Site2Shop.Com, Inc.
(Registrant)


/s/  Mark Alfieri                                 /s/  Mark Weicher
------------------                                -----------------------
     Mark Alfieri                                      Mark Weicher
     President                                         Chief Financial Officer

Dated: August 9, 1999