Form 10QSB
period 1999-09-30
SITE2SHOP COM INC
filed 1999-11-15
CIK 1066849

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB



(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1999

                                       Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from  _____________________________________  to

------------------------------------------------------------------------------

Commission File Number: 0-26093

                                SITE2SHOP.COM, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 Nevada   88-0382813   (State  or  other   jurisdiction  of   incorporation   or
organization) (IRS E.I.N.)


        2001 West Sample Road, Suite 101, Pompano Beach, Florida     33064
                  (Address of principal executive offices)        (Zip Code)


                                (954) 969-1010
           (Registrant's telephone number, including area code)


                                   Not applicable
Former name former address and former fiscal year, if changed since last report)


   Check  whether  the  issuer  (1) filed all  reports  required  to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No ___

  As of October 31, 1999, the registrant had a total of 12,479,702 common shares outstanding.

                      SITE2SHOP.COM, INC. and Subsidiaries

                              Index to Form 10-QSB

                               September 30, 1999


PART I.   FINANCIAL INFORMATION
                                                                           Page
 Item 1.  Condensed Consolidated Financial Statements (Unaudited)

  Condensed Balance Sheets at December 31, 1998 and September 30, 1999        3

  Condensed Consolidated Statements of Operations for the nine months
   and three months ended September 30, 1998 and September 30, 1999            4

  Condensed Consolidated Statements of Cash Flows for the nine months
   ended September 30, 1998 and September 30, 1999                             5

  Notes to Condensed Consolidated Financial Statements                    6 -  8

 Item 2.  Management's Discussion and Analysis or Plan of Operation       9 - 12

PART II.  OTHER INFORMATION
 Item 2. Changes in Securities                                                13
 Item 5. Other Matters                                                        13
 Item 6. Exhibits and Reports on Form 8-K                                     13


                      SITE2SHOP.COM, INC. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                                          December 31,  September 30,
                                                                              1998          1999
                                                                          ------------  -------------
                                                                            (Audited)     (Unaudited)

                                Assets
Current assets:
   Cash and cash equivalents...........................................   $    41,802    $ 1,274,925
   Accounts receivable, net of allowance for doubtful accounts of $429,118 at December 31, 1998 and $43,335 at
    September 30, 1999 ................................................       634,052      1,471,566
   Inventory ..........................................................            --         40,265
   Prepaid and other current assets ...................................       136,423        220,040
                                                                           -----------    -----------
          Total current assets ........................................       812,277      3,006,796

Equipment and leasehold improvements, net  ............................       306,178        688,492

Note receivable- related party ........................................        87,000         97,000

Other assets ..........................................................        30,995        153,409
                                                                           -----------    -----------
                 Total assets .........................................   $ 1,236,450    $ 3,945,697
                                                                           ===========    ============

                 Liabilities and stockholders' deficit Current liabilities:
   Bank overdraft .....................................................   $    89,098    $        --
   Accounts payable and accrued expenses ..............................       295,427        838,619
   Deferred income taxes payable ......................................       924,000      1,142,000
   Capital lease obligations- current portion .........................        29,134        209,118
   Deferred revenue ...................................................     2,640,378      2,931,847
                                                                           -----------    -----------
             Total current liabilities ................................     3,978,037      5,121,584

Capital lease obligations .............................................        20,465          5,633

Stockholders' deficit:
   Common stock, $.001 par value:
    Authorized 150,000,000 shares; Issued and outstanding,
    11,391,400 at December 31, 1998 and 12,479,702 shares
    at September 30, 1999 .............................................        11,391         12,480
   Additional paid-in capital .........................................       305,233      1,589,863
   Accumulated deficit ................................................    (3,078,676)    (2,783,863)
                                                                           -----------    -----------
      Total stockholders' deficit .....................................    (2,762,052)    (1,181,520)
                                                                           -----------    -----------
     Total liabilities and stockholders' deficit ......................   $ 1,236,450    $ 3,945,697
                                                                           ===========    ===========



The accompanying notes are an integral part of the condensed consolidated financial statements.


                      SITE2SHOP.COM, INC. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                Nine months ended            Three months ended
                                                  September 30,                  September 30,
                                                ------------------           ------------------
                                                 1998           1999           1998            1999
                                             -----------    -----------    -------------   ------------


Net revenues ...........................   $  4,573,933    $  7,375,220   $  2,360,595    $  2,534,292

Cost of revenues .......................      1,075,005       1,680,076        415,382         615,394
                                             -----------     -----------    -----------     -----------
Gross margin ...........................      3,498,928       5,966,606      1,945,213       1,918,898

Selling expenses .......................      1,485,852       2,186,316        812,155         911,907
General and administrative expenses ....      2,675,320       3,022,889      1,678,514       1,354,501
                                             -----------     -----------    -----------     -----------
                                              4,161,172       5,209,205      2,490,669       2,266,408
                                             -----------     -----------    -----------     -----------

Operating income (loss) ................       (662,244)        485,939       (545,456)       (347,510)
Income taxes (benefit) .................        239,000         218,000        267,000        (114,000)
                                             -----------     -----------    -----------     -----------
Net income (loss) ......................   $   (901,244)   $    267,939   $   (812,456)   $   (233,510)
                                            ============     ===========    ===========     ===========

Net income (loss) per share- basic .....   $      (0.09)   $       0.02   $      (0.07)   $      (0.02)
                                            ============     ===========     ==========     ===========
Net income (loss) per share- diluted ...   $      (0.09)   $       0.02   $      (0.07)   $      (0.02)
                                            ============     ===========     ==========     ===========

Weighted average number of shares
   outstanding- basic  .................      10,489,481      12,130,681     11,382,976      12,479,702
                                              ==========      ==========     ==========      ==========
Weighted average number of shares
   outstanding- diluted ................      10,489,481      12,283,611     11,382,976      12,479,702
                                              ==========      ==========     ==========      ==========
















The accompanying notes are an integral part of the condensed consolidated financial statements.


                      SITE2SHOP.COM, INC. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Nine months ended September 30,
                                                                    -------------------------------
                                                                            1998         1999
                                                                      ------------   ------------
Operating activities
Net income (loss) ................................................    $  (901,244)   $   267,939
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
 Depreciation and amortization.....................................        65,585         95,660
 Provision for deferred income taxes (benefit) ....................       239,000        218,000
 Stock options issued for service .................................            --         68,750
 Amortization of deferred compensation ............................            --         87,231
 Changes in operating assets and liabilities:
  Accounts receivable .............................................       355,519       (837,514)
  Inventory .......................................................            --        (40,265)
  Prepaid expenses and other current assets  ......................       (29,375)        (7,642)
  Other assets ....................................................        (5,712)       (41,777)
  Accounts payable and accrued expenses ...........................       (44,240)       543,192
  Deferred revenue ................................................       247,528        291,469
                                                                        ----------     ----------
Net cash provided by (used in) operating activities ...............       (70,119)       645,043
                                                                        ----------     ----------

Investing activities
Capital expenditures ..............................................       (79,846)      (244,124)
Note receivable- related party ....................................            --        (10,000)
                                                                        ----------     ----------
Net cash used in investing activities .............................       (79,846)      (254,124)
                                                                        ----------     ----------

Financing activities
Proceeds from sale of common stock ................................       250,000      1,000,000
Bank overdraft ....................................................            --        (89,098)
Repayment of capital lease obligations  ...........................       (37,930)       (68,698)
                                                                        ----------     ----------
Net cash provided by financing activities .........................       212,070        842,204
                                                                        ----------     ----------

Net increase (decrease) in cash and cash equivalents ..............        62,105      1,233,123
Cash and cash equivalents, beginning of period ....................        87,903         41,802
                                                                        ----------     ----------
Cash and cash equivalents, end of period ..........................   $   150,008    $ 1,274,925
                                                                        ==========     ==========

Supplemental  disclosures of cash flow  information  Cash paid during the period for:
   Interest .......................................................   $     7,364    $     5,675
                                                                        ==========     ==========
   Taxes ..........................................................   $     2,495    $     1,531
                                                                        ==========     ==========

Non-cash financing activities:
   Common stock issued for acquisition ............................   $     1,366    $        --
                                                                       ===========      =========
   Common stock issued for future services ........................   $        --    $   243,844
                                                                       ===========      =========
   Reacquisition of common stock ..................................   $        --    $    26,875
                                                                       ===========      =========
   Capitalized equipment lease- related party .....................   $        --    $   233,850
                                                                       ===========      =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                      SITE2SHOP.COM, INC. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 1999

1. BASIS OF PRESENTATION AND OPERATIONS

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Site2Shop.Com, Inc. ("Site2Shop.Com" or the "Company") and Tricom Pictures & Productions, Inc. ("Tricom") respective audited financial statements for the year ended December 31, 1998.

     On February 9, 1999, the Company entered into an agreement to merge with Tricom, a privately held Florida corporation engaged in the marketing, production and distribution of television programming, into a wholly owned subsidiary. The stockholders of Tricom, three of whom are the Executive Officers of the Company and owned 71% collectively of the common stock of the Company (85% of Tricom) and five (remaining) stockholders collectively owned 5.6% of the common stock of the Company (15% of Tricom). Under the terms of the agreement, the Tricom stockholders exchanged their shares at a ratio of 100,000 to 1 for a total of 10 million shares. As a result of the merger, the former Tricom stockholders owned 96.8% of the shares of common stock of the Company and the transaction is considered to be a reverse acquisition whereby Tricom is considered to be the accounting acquirer. As both companies were under common control, the combination of the two companies is deemed to be a purchase and accounted for "as if" pooling of interests, whereby the combined assets and liabilities are recorded on an historical basis. Accordingly, the Unaudited Consolidated Statement of Operations for the nine months ended September 30, 1998 reflect the operations of Tricom for the nine months then ended and the operations of the Company for the period of July 1, 1998 through September 30, 1998 as the Company did not engage in operations until such time. The audited Consolidated Balance Sheet as of December 31, 1998 has been restated to reflect the combined balance sheets of both companies as of December 31, 1998 and giving effect to the issuance of 10 million shares of Common Stock of the Company as of January 1, 1998.

2. SIGNIFICANT EVENTS

     During the period of January 15, 1999 through April 6, 1999, the Company issued 1,000,800 shares of common stock to 29 investors for gross proceeds of one million dollars in connection with an offering pursuant to Rule 504 of Regulation D of the Securities Act of 1933 as amended.

                      SITE2SHOP.COM, INC. and Subsidiaries
         Notes to Condensed Consolidated Financial Statements- Continued
                                   (Unaudited)
                               September 30, 1999

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

3. RELATED PARTY TRANSACTIONS

     As of February 1, 1999, the Company advanced $97,000 to a company which is 67% owned by two Executive Officers of the Company at 8% per annum. Payments commence on August 1, 1999 and for 59 consecutive months thereafter, with the full principal payment due with the last interest payment.

     On September 1, 1999, the Company entered into an agreement to lease $234,000 of television production equipment from a Corporation owned by two executive officers of the Company. The lease is for a period of one year, requiring monthly payments of $18,582 (inclusive of interest at 13.5% per annum and sales tax). The Company may prepay the purchase of the equipment for its residual value at the end of the lease of $23,400.

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

                      SITE2SHOP.COM, INC. and Subsidiaries
         Notes to Condensed Consolidated Financial Statements- Continued
                                   (Unaudited)
                               September 30, 1999

6. NET INCOME PER SHARE

     Net income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding and common stock equivalents (diluted) outstanding during the periods, retroactively adjusted for the reverse stock split.

7. SUBSEQUENT EVENT

     On October 10, 1999 the Company issued options to the Executive Officers and 69 employees (as an incentive to remain with the Company) to purchase
1,442,635 shares of common stock of the Company. The options vested upon completion 24 months of employment from the date of grant and were issued at an exercise price equal to the fair market value at the time of grant. All options expire on October 9, 2005.

                      SITE2SHOP.COM, INC. and Subsidiaries

   PART I. ITEM 2- MANAGEMENT'S DISCUSSION and ANALYSIS or PLAN of OPERATIONS

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)




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

   Results of Operations

    COMPARISION  of the NINE MONTHS ENDED  SEPTEMBER 30, 1999 TO THE NINE MONTHS
     ENDED SEPTEMBER 30, 1998.

     The  nine  months  ended  September  30,  1999  reflect  the   consolidated
operations of the Company inclusive of the operations of Tricom since January 1, 1999 as a result of the merger of the two common controlled entities in

February 1999. The nine months ended September 30, 1998 reflect the operations of Tricom since January 1, 1998 and the Company's operations for the three month period ended September 30, 1998 as the Company did not commence significant operations until July 1, 1998.

     Net Revenues in 1999 were $7,375,000, an increase of $2,801,000 or 61.2% over the same period in 1998. The increase is attributable to an increase in shop-at-home television revenues of $4,220,000, $148,000 of internet product sales and $19,000 of retail store sales, for the period and a decline in educational television revenues ($1,586,000) as a result of Tricom's commitment of effort, manpower and resources to the production of Site2Shop's television programming. At September 30, 1999, the Company's backlog (signed contracts for which the Company has not performed any services and customer payment has yet to be received) totaled $1,529,000 as compared to $791,000 at September 30, 1998.

     Cost of Revenues increased to $1,680,000, or 56.3% and decreased to 22.8% of net revenues in 1999 from $1,075,000 and 23.5% of net revenues in 1998. The increase in expenses are attributable to an increase in television airtime ($155,000) and talent ($24,000) in order to meet the production requirements of shop-at-home television programming. Additionally, the Company incurred expenses in 1999 totaling $205,000, which primarily related to the cost of products (featured on shop-at-home television programming) sold on the internet and the Company's retail store.

     Selling Expenses were $2,186,000 during 1999, an increase of $700,000 from 1998. Selling expenses in 1999 were 29.6% of net revenues as compared to 32.5% in 1998. Shop-at-home television programming selling expenses in 1999 increased by $958,000 as a result of establishing a sales infrastructure necessary to develop and generate sales. Educational television programming expenses decreased by $258,000 as a result of the decline in the number of educational television programming contracts written in 1999.

     General & Administrative Expenses were $3,023,000 during 1999, an increase of $348,000 from 1998. These expenses constituted 41.0% of net revenues in 1999 as compared to 58.5% in 1998. Incremental shop-at-home television programming expenses for 1999 totaled $249,000, primarily consisting of salaries and wages and professional and other fees incurred inherent with being a public corporation ($100,000).

    COMPARISION of the THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THE THREE MONTHS
      ENDED SEPTEMBER 30, 1998.

     Net Revenues in 1999 were $2,534,000, an increase of $174,000 or 7.4% over the same period in 1998. The increase is attributable to an increase in shop-at-home television programming revenues of $1,302,000, $53,000 from internet product sales and $6,000 from retail store sales for the period and an decrease in revenues at Tricom ($1,187,000) as a result of a commitment of effort, manpower and resources to the production of shop-at-home television programming.

     Cost of Revenues increased to $615,000, or 48.2% and increased to 24.3% of net revenues in 1999 from $415,000 and 17.6% of net revenues in 1998. The increase in expenses are attributable to an increase in salary and wages ($50,000), television airtime ($17,000) and talent ($42,000) at Tricom in order to meet the production requirements of shop-at-home television programming. Additionally, expenses which are primarily related to the cost products (featured on shop-at-home television programming) sold on the internet and the Company's retail store totaled $39,000.

     Selling Expenses were $912,000 during 1999, an increase of $100,000 from 1998. Selling expenses in 1999 were 36.0% of net revenues as compared to 34.4% in 1998. Selling expenses associated with shop-at-home television programming in 1999 were $311,000 as a result of establishing a sales infrastructure necessary to develop and generate sales.

     General & Administrative Expenses were $1,355,000 during 1999, a decrease of $324,000 from 1998. These expenses constituted 53.4% of net revenues in 1999 as compared to 71.1% in 1998. Incremental shop-at-home television expenses for 1999 totaled $255,000, primarily consisting of salaries and wages ($114,000) and professional and other fees incurred inherent with being a public corporation ($32,000). Additionally, officers' compensation ($474,000) and educational television programming expenses ($105,000) decreased in 1999.

   Liquidity and Capital Resources

     The nine months ended September 30, 1999 reflect the consolidated cash flows of the Company inclusive of the operations and cash flows of Tricom since January 1, 1999 as a result of the merger of the two common controlled entities in February 1999. The nine months ended September 30, 1998 reflect the operations and cash flows of Tricom since January 1, 1998 and the operations and cash flows of the Company, for the three months ended September 30, 1998 as the Company did not commence significant operations until July 1, 1998.

     The Company generated $645,000 from operating activities in 1999 as opposed to utilizing $70,000 during the same period in 1998. The increase in 1999 is attributable to net income of $268,000 (as opposed to a net loss of $901,000 in 1998), an increase in deferred income taxes payable ($218,000), accounts payable ($543,000) and deferred revenues ($291,000) offset by an increase in accounts receivable ($838,000). Cash used in financing activities totaled $254,000 in 1999 and $80,000 in 1998 primarily as a result of capital expenditures relating to the upgrade of computer hardware and software in order to promote operating efficiency and addressing Year 2000 compliance. Cash generated by financing activities in 1999 totaled $842,000 whereas cash provided in 1998 totaled $212,000. During the period of January 15, 1999 through April 6, 1999, the Company issued 1,000,800 shares of common stock to 29 investors for gross proceeds of one million dollars in connection with an offering pursuant to Rule 504 of Regulation D of the Securities Act of 1933 as amended. Cash used in financing activities in 1999 was for the repayment of a net bank overdraft of ($89,000) and repayment of capital lease obligations ($69,000).

     Although the Company had a working capital deficiency of $2,115,000 and a stockholders' deficit of $1,182,000 at September 30, 1999, the Company believes that cash and cash equivalents and cash generated from its current level of operations to be sufficient to meet its working capital requirements over the balance of the current year. The Company continues to seek opportunities for growth either through the opening of new offices, enhancing and / or increasing production capacity, acquisitions, additional distribution channels of its shows' participants products and services and any and all combinations thereof, and in connection therewith, may seek to raise cash in the form of equity, bank debt or other debt financing, or may seek to issue stock as consideration for acquisition targets.


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

     The Company replaced substantial portions of its computer hardware and software during 1999, as it integrated operations of Tricom. To date, the
Company has spent $148,000 toward evaluating, modifying, upgrading and converting existing computer hardware and software and anticipates that the total expenditure associated with the Year 2000 issue will approximate $160,000. Costs to address Year 2000 issues with third parties have not been estimated, though the Company expects that a substantial portion of such costs would be borne by the respective parties.

     The Company has completed testing of all modifications, upgrades and conversions. Based on the results to-date of the Company's review and the modifications, upgrades and conversions already undertaken, management does not believe that the Year 2000 issue will have a materially adverse impact on the Company's operations, liquidity or financial condition nor is a contingency plan warranted at this time. However, under a "worst case scenario", an interruption of telecommunications services for an extended period of time could impede the Company from garnering new business, thus having a material adverse effect on the Company's operations and financial condition.

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

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities

     During the period of January 15, 1999 through April 6, 1999, the Company issued 1,000,800 shares of common stock to 29 investors for gross proceeds of one million dollars in connection with an offering pursuant to Rule 504 of Regulation D of the Securities Act of 1933 as amended.

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

     On October 10, 1999 the Company issued options to the Executive Officers and 69 employees (as an incentive to remain with the Company) to purchase
1,442,635 shares of common stock of the Company. The options vested upon completion 24 months of employment from the date of grant and were issued at an exercise price equal to the fair market value at the time of grant. All options expire on October 9, 2005.

Item 6. Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


Site2Shop.Com, Inc.
(Registrant)


/s/  Mark Alfieri                                       /s/  Mark Weicher
Mark Alfieri                                              Mark Weicher
President                                                Chief Financial Officer

Dated: November 8, 1999