Form 10KSB
period 1999-12-31
SITE2SHOP COM INC
filed 2000-03-27
CIK 1066849

U.S. Securities and Exchange Commission

                                Washington, D.C.

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
                       FOR THE YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   For the transition period from       to

                         Commission File Number:0-26093
-------------------------------------------------------------------------------
                               Site2shop.com, Inc.
                 (Name of Small Business Issuer in its charter)

         NEVADA                                        88-0382813
         (State)                        (I.R.S. Employer Identification No.)

2001 West Sample Road, Suite 101, Pompano Beach, Florida    33064
(Address of Principal Executive Offices)                  (Zip Code)

Issuer's Telephone Number   (954) 969-1010

Securities registered under Section 12(b) of the Act:

                                            Name of Each Exchange on Which
         Title of Each Class                Each Class is to be Registered
                 None

Securities registered pursuant to 12(g) of the Act:
                      Common Stock $.001 Par Value
                             (Title of Class)

     Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 1999 were $10,015,377.

     The aggregate market value of all the voting stock held by non-affiliates outstanding at March 23, 2000 was $11,746,000. The amount was computed by reference to the average bid and asked prices of the Common Stock as of March 17, 2000.

As of March 17, 2000, 12,514,702 shares of Common Stock were outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE
   Not applicable.
   Transitional Small Business Disclosure format (check one): Yes [ ] No [X]

                               Site2shop.com, Inc.

                      For the Year Ended December 31, 1999

                            Form 10-KSB Annual Report

                                Table of Contents


                                                                         Page
                                                                      -------
Part   I

   Item  1   Business                                                       3
   Item  2   Properties                                                     9
   Item  3   Legal Proceedings                                              9
   Item  4   Submission of Matters to a Vote of Security Holders           10

Part  II
   Item  5   Market for Common Equity and Related Stockholder Matters      10
   Item  6   Management's Discussion and Analysis or Plan of Operations
   Item  7   Financial Statements                                          10
   Item  8   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                      14

Part III
   Item  9   Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange Act    15
   Item 10   Executive Compensation                                        15
   Item 11   Security Ownership of Certain Beneficial Owners and
             Management                                                    19
   Item 12   Certain Relationships and Related Transactions                20
   Item 13   Exhibits and Reports on Form 8-K                              20

PART I

ITEM 1.  BUSINESS
-----------------


OVERVIEW

     Site2shop.com, Inc. (the "Company", "Site2shop.com") is engaged in the marketing, production and distribution of television programs. The Company produces both educational half-hour television programs through its wholly owned subsidiary, Tricom Pictures and Productions, Inc. ("Tricom") and half-hour shop-at-home programming through the Site2shop.com TV program. All programs are distributed to national audiences through a combination of any or all of the following: ABC affiliates, NBC affiliates, CBS affiliates, FOX affiliates, UPN affiliates and WB affiliates (collectively "network affiliates"), independent television stations and targeted cable networks.


BACKGROUND

     The Company was incorporated in Nevada on August 1, 1990 under the name Woodie III, Inc., to engage in the activity of general business, investments, research and development, manufacturing and real estate development. In August 1996, Woodie III, Inc. changed its corporate name to Tee-Rifik Corp.("Tee-Rifik"). From inception through May 1998, the Company had been seeking investors in order to finance and commence revenue producing activities. On June 24, 1998, Tee-Rifik entered into an Agreement and Plan of Reorganization (the "Agreement") with Shop TV and Television, Inc., a Florida corporation ("Site2shop"), whereby Site2shop and Tee-Rifik merged. Through the terms of the Agreement, Tee-Rifik acquired all the outstanding common stock of Site2shop. The existing stockholders of Tee-Rifik retained their 116,400 (post reverse split-see below) shares and the stockholders of Site2shop received (post reverse split) shares at a ratio of 1,250 to 1 for a total of 1,250,000 shares. Due to the majority ownership of the Company after the transaction by the Site2shop stockholders and Tee-Rifik's lack of substantial assets, liabilities or marketable products, the transaction was treated as a reverse acquisition of Tee-Rifik by Site2shop using the pooling method for accounting purposes. As part of the Agreement, Tee-Rifik changed its corporate name to Shop T.V., Inc., and its principal business became retailing and television broadcasting.

     On February 5, 1999, Shop T.V., Inc. changed its name to Site2shop.com, Inc. to reflect its focus on the Internet.

     On February 23, 1999, Site2shop.com also completed a one for ten (1:10) reverse split of its issued and outstanding shares of common stock, whereby a stockholder owning 10 shares of common stock prior to the reverse split, would own 1 share of common stock after the reverse split. Unless otherwise indicated herein, the information in this filing relating to the common stock has been restated to reflect such split. The trading symbol was also changed from SHTV to its current EBUY.

     On March 8, 1999, the Company completed its acquisition of Tricom, a privately held corporation, incorporated in Florida in November 1991. Under the terms of the acquisition agreement, the stockholders of Tricom received Company shares at a ratio of 100,000 to 1 for a total of 10 million shares. Three executive officers and five stockholders of the Company owned 85% and 15% respectively, of Tricom's common stock since inception. As a result of the Tricom acquisition, the three executive officers' percentage of common stock ownership of the Company, collectively, increased from 71.01% to 83.07%. The other five stockholders' percentage of common stock ownership of the Company, collectively, increased from 5.61% to 13.7%.

     Site2shop.com, Inc., a holding company and parent of its two wholly owned subsidiaries, Tricom and Site2shop TV, Inc. ("Site2shop"). Tricom engages in educational television programming whereby companies appearing on Tricom's shows pay Tricom a fee. The purpose of such shows is to educate the viewing audience of the products and services of such companies and enhance brand awareness. There is no direct attempt nor is it the purpose to sell any products or services. Additionally, Tricom is a television production company and aside from producing Site2shop's shop-at-home television programs and its own television programs does not have any other significant customers or revenues, individually or in aggregate. Site2shop engages in shop-at-home television programming whereby Participants appearing on Site2shop's program pay it a fee. Site2shop retains a de minimis shipping and handling fee for all sales of product which result from the airing of the show, the remainder of the proceeds are remitted to the Participant. Site2shop also features Participant product on Site2shop's websites, for which selling price is determined by Site2shop and cost and payment terms to the Participant are contained in the overall contract between the parties based on negotiation. Site2shop also operates a retail store and Participants are solicited outside the parameters of the overall contract, at the discretion of Site2shop, to have their products offered for sale on a consignment basis, predicated on negotiation as to cost and terms. Site2shop has attempted, with virtually no significant success to-date to offer Participant products for sale at other websites.

     The Company's executive offices are located at 2001 West Sample Road, Suite 101, Pompano Beach, Florida, 33064; Telephone (954) 969-1010.




THE INDUSTRY AND MARKET

     The direct response transactional television programming industry was developed in the United States after the Federal Communications Commission rescinded its limitations on advertising minutes per hour in 1984, thereby permitting 30-minute blocks of television advertising. The deregulation of the cable television industry and the resulting proliferation of cable channels increased the available media time and led to the growth of the United States direct response transactional programming and the direct response educational programming industries. Producers of these types of programming combined direct response marketing and retailing principles within a television talk show-type format and purchased media time from cable channels to air their programming. After an initial growth period, the industry consolidated through the end of the 1980s. At the same time, increased attention from the Federal Trade Commission and federal and state consumer protection agencies led to greater regulation of the industry. By the early 1990s, direct response transactional television programming and home shopping cable channels had become a more accepted forum for obtaining information about products and services and making purchases from home. As the industry matured, the variety of products marketed through direct response transactional television programming steadily increased. Today, offerings as diverse as car care products and weight loss programs are marketed in this manner.

     According to a survey conducted by the National Infomercial Marketing Association ("NIMA") conducted in 1995, the latest year for which data is available, approximately 10,000 infomercials are aired per week in the United States for a total of 5,000 hours per week. NIMA estimates that direct marketing sales by television totaled $94.1 billion in 1998. The rate of growth averaged 10.2% per year for the period of 1993-1998. The Company believes that the market is highly fragmented and ripe for consolidation. Accordingly, it is focused on increasing its level of operations in order to promote growth and market share.


PRODUCTS AND SERVICES

OVERVIEW

     The Company's products and services are rendered principally by its two wholly owned subsidiaries (i) Site2shop and (ii) Tricom.

                 SITE2SHOP - SHOP-AT-HOME TELEVISION PROGRAMMING

     Site2shop's principal business is the marketing, production and distribution of thirty (30) minute infomercials in a shop-at-home format. Site2shop markets its vendors' products through (i) a half-hour shop-at-home program called "Site2shop.com TV," (ii) on its Internet website at www.site2shop.com, and (iii) at its retail store located in Pompano Beach, Florida. Site2shop.com TV is aired nationally through a combination of any or all of the following: network affiliates, independent television stations and targeted cable networks. The program features unique products as well as items generally available. Typically, sales personnel of Site2shop search through various media sources, including newspapers, internet and magazines, for products to potentially feature on site2shop.com TV. The manufacturers/distributors are contacted and asked to provide samples of their products for evaluation of inclusion on the show by a focus group. The criteria utilized by the focus group are primarily based on function, form and salability and the products being featured on future shows as to compatibility. If the product coincides with the criteria, the manufacturer/distributor is contacted and presented with the opportunity of show participation via a segment on the show of approximate duration of 1 - 3 minutes. If the manufacturer/distributor ("Participant") is amenable, the parties enter into a contract whereby Site2shop will feature the product and/or Company logo in a targeted national publication, whose readership is most apt to purchase the product, in conjunction with the promotion of the particular show. Additionally, Site2shop, by utilizing Tricom's production facilities and resources, produces the segment, inclusive of field production, graphics, music, program editing, set design and on-camera talent, for the Participant for inclusion on the show for airing through the aforementioned TV media and provides the Participant with a copy tape of the segment. In consideration of such services, the Participant pays a one-time, flat rate fixed "Product Insertion Fee", predetermined by Site2shop, typically due within thirty days of signing the contract. The fee is based on Site2shop management's experience and best estimate of the cost to render the contractual services plus an element of profit.

     While typically only ten products are featured on each half-hour segment of the program, viewers have the opportunity to view Site2shop's entire catalog, currently featuring more than 500 products, many of which also are available at the retail store located in the Pompano Beach Mall and through the Company's Internet web sites.

     The products offered by Site2Shop include but are not limited to jewelry, housewares, apparel, electronics, collectibles, toys, educational products, and sporting equipment. Unlike some retailers, which focus essentially on national brands, a majority of the products offered by Site2shop comprise a combination of national brands as well as private brand or non-branded products.

     Site2shop purchases the merchandise offered by it on both a consignment basis (for products sold in the retail facility) and on a terms basis for products sold through fulfillment and on the internet (at wholesale and retail prices as negotiated in the aforementioned contract). Site2shop maintains minimum inventory levels.

     The Site2shop.com TV program is a pre-recorded retail sales program that is aired by cable television systems and television broadcast stations throughout the country on a prepaid, two weeks in advance, airtime basis by the Company. Site2shop.com TV is available in half-hour shows only, which enables network and cable affiliates to air the programs in available time slots. Some of the major television broadcasting outlets used by the Site2Shop to air its shows are:

Station                         Market                      Affiliation
------------             ---------------------            -----------------
KJWY                     Salt Lake City, Utah               NBC
Time Warner              Los Angeles, California            CABLE
WNPA                     Pittsburgh, Pennsylvania           UPN
TNN                      National                           CABLE
WCIV                     Charleston, South Carolina         ABC
WGTW                     Philadelphia, Pennsylvania         INDEPENDENT
WJYS                     Chicago, Illinois                  INDEPENDENT
WVVH                     New York, New York                 INDEPENDENT

     Site2shop does not guarantee a Participant airing of the program on any particular television station but does provide the Participant with an airing schedule, one month prior to actual airing, indicating station, market, affiliation and scheduled date and time of airing.

     Site2shop's retail sales and programming are intended to create a friendly sales environment, which promotes sales and customer loyalty through offering unique products, coupled with product information and entertainment. During a typical program, an announcer introduces each product to the co-hosts. The hosts of the show then describe the merchandise, sometimes with the assistance of a guest representing the Participant and sometimes with ordinary users of the product, and convey information relating to the product such as price, features, uses, and assembly requirements. The price (as set by the Participant and contained in the contract), item number, and toll-free number for ordering are continuously aired during each product description. Viewers purchase merchandise by MasterCard, Visa, Discover or American Express credit cards by calling a toll-free telephone number continuously aired during the program. Site2Shop contracts with Alert Communications, Inc., a national call center, which provides order fulfillment for Site2shop on a fee for service basis based on the volume of calls which it handles. Once received, orders are electronically transmitted to the Participant, who ships the product directly to the viewer. Site2shop bills the viewer but remits to the Participant the sales proceeds less a shipping and handling charge until such time as the Participant has recouped the entire Product Insertion Fee. Generally, any item purchased from Site2shop.com TV may be returned within 30 days for a full refund of the purchase price, excluding the original shipping and handling charges. Site2shop does not guarantee the sale of any product featured on its show nor does it guarantee any minimum sales quantity to any Participant.

     The Participant's product is also offered for sale on Site2shop's websites. The orders are processed in a similar manner as show sales, however, Site2shop purchases the product from the Participant at a negotiated cost and terms as contained in the aforementioned contract. The Participant is paid in accordance with the contract terms by Site2shop. Site2shop retains the sales proceeds. Additionally, Participant's products are offered for sale at the Site2shop retail store as a means of increasing sales opportunities for Participants. The retail manager contacts Participants regarding the opportunity to offer their product for sale on a consignment basis based on a negotiated purchase price and terms. As the salability of the product on a retail store basis is unknown, consignment offers Site2shop a means of risk reduction against non-salability of the product, as Site2shop owes the Participant the negotiated cost in accordance with terms only if the product is sold. The Participant is paid in accordance with the oral arrangement negotiated with the retail manager. At the expiration of the consignment period, the Participant can have the unsold product returned or extend the consignment period. Site2shop generally offers only products featured on its shows, its websites and at its retail store, however, products of non-Participants have been offered through these venues. Similarly, Participants may sell their products through any distribution channel they so choose and are not precluded contractually from doing so.

                    TRICOM-EDUCATIONAL TELEVISION PROGRAMMING

     Tricom's principal business is the marketing, production and distribution of thirty (30) minute educational programs. These programs are distributed through a combination of any or all of the following: network affiliates, independent television stations and targeted cable networks. Topics for the programs, include but are not limited to parenting, health, cooking, and home improvement, are presented in a news magazine-style format with all segments having a strand of commonality about the topic. Companies, appearing on 3-5 segments of the program, apprise the viewer of their products or services in conjunction with the topic featured on the program, however, there is no direct attempt by the companies to sell their products or services.

     Tricom researchers contact various national consumer oriented companies whose business and activities address topics of specific interest to targeted audiences (e.g. children's health issues to an audience of parents with children in ages ranging from infancy to pre-teen). The researchers request data from these companies for review and compatibility with future planned episodes of Tricom programs. If the data and subject matter are compatible, the researcher will contact the company regarding appearing on a segment of 3 - 5 minutes in duration in a future episode. If amenable, Tricom and the company enter into a contractual arrangement whereby Tricom will feature the company's logo and/or product on two full-page advertisements in a targeted national publication in conjunction with the promotion of the television program series and related episodes. Additionally, Tricom will produce the segment, including field production, graphics, editing, set design and on camera talent, and broadcast the program a minimum of twenty times in local and national markets so as to reach a potential of 60 million households around the country, although, the actual number of viewers may be substantially less. The stations selected for broadcasting are based upon Designated Market Areas and the television viewership (defined by the number of households potentially able to view programming if all television sets were on simultaneously for the area) of such areas as ranked and calculated by the National Association of Television Program Executives Listing Guide and SRDS (formerly known as Standard Rating and Data Service). The company is given a copy of its segment tape and also granted a license to use such tape for any lawful business purpose.

     In consideration of such services, the company agrees to pay Tricom within thirty days of signing the contract a one time, flat rate fixed "Scheduling Fee" (predetermined by Tricom) which is based on Tricom management's experience, knowledge and best estimate of the cost to render such services and an element of profit. Additionally, Tricom owns complete licensing rights to the segment tape which it may use for any lawful business purpose and also maintains editorial control over all programming and collateral material.

     Tricom also maintains the production facilities for the Company. These facilities include three complete editing facilities, three camera crews, an in-house studio with working sets and complete animation and graphic capabilities. Tricom is currently offering these facilities on fee for service basis in the local market in order to maximize utilization and expand potential revenue venues.


SALES AND MARKETING

TELEVSION PROGRAMMING

     Site2shop's salespersons seek out products for possible feature on one or several targeted programs. Currently, manufacturers/distributors wishing to have their merchandise marketed by Site2shop execute a contract with Site2shop. Typically, a contract provides that in consideration for an one-time payment (the "Product Insertion Fee"), Site2shop will include the manufacturer's/distributor's product in one 1-3 minute segment, promote the airing of the show, and agrees to air the program to a potential household reach of 50 million homes throughout the United States, although actual viewership may be substantially less. The program airs a minimum of twenty times, generally in twenty different Designated Market Areas (DMA). A program may air more than once in a DMA but usually on the same television station in the DMA, so that the programs potential household reach is 50 million on a first run basis. The stations selected for broadcast can be any combination of any or all network affiliates, independent cable and cable networks and independent affiliates. The shows generally air over a three month span of time so that a minimum potential household reach of 50 million is attained. As part of the contract, the Participant receives a copy of his tape segment, as part of the Product Insertion Fee, for which he is granted a license to use the tape for any lawful business purpose.

     Additionally, Site2shop may include the product on its Internet e-commerce websites or its commercial retail store located in a mall in Pompano Beach, Florida. Internet purchases by Site2shop from the Participant are on negotiated terms as to cost and payment term and contained in the contract. All sales proceeds from internet sales belong to Site2shop. Commercial retail store sales are made on a consignment basis with cost and payment terms determined on a negotiated basis outside the contractual arrangement.

     If or when sales of the product directly from the airing of the show (by a viewer dialing an 800 number appearing on the show) exceed the Product Insertion Fee paid by the Participant, Site2shop and the Participant share in the resulting profit generated from future sales on an equal basis. For purposes of the contract, "profit" is defined as the difference between the retail sales price paid by the viewer less a de minimis shipping and handling fee retained by Site2shop and the cost of the product.

     Tricom's sales force focuses on companies wishing to have their products and services featured in a 3 - 5 minute segment of a half-hour educational television program of which all segments relate to a topic and are structured to inform and educate the viewing audience. There is no direct attempt to sell products or services on the show. Criteria for companies selected for appearance on the show, primarily relate to name recognition and financial strength. Site2shop and Tricom generally do not compete for participants/companies for each other's show or for market share. The shows are promoted in a similar manner as shop-at-home television programming except the potential household reach is 60 million homes compared to 50 million homes, although, actual viewership may be substantially less. Accordingly these shows may appear on the same television stations and other television stations as shop-at-home television programming. The fee, ("Scheduling Fee") charged companies appearing on these shows are higher than shop-at-home television programming because of the segment length and potential household reach differences. Companies also receive a copy of their completed segment.

     Contracts at various stages of fulfillment are in place for approximately 350 national vendors. Television programming revenues for the year ended December 31, 1999 were $9,715,000. Fulfillment and retail revenues for the year ended December 31, 1999 were $52,000 and $73,000 respectively; .5% and .7% respectively of total revenues for 1999.


Internet

     On February 9, 1999, the Company entered into a contract to list product for sale on the bid4it(TM), an Internet auction site, operated by CyberQuest, Inc. ("CyberQuest"). The Company establishes a minimum bid which it will accept for each product listed for sale on the site and the quantity available for sale. All products listed have a 30-day money back guarantee from date of delivery. Those purchasers orders that equal or exceed the minimum bid are forwarded to the Company for fulfillment and contain all pertinent information necessary to ship the order and file applicable sales and use taxes. The Company provides CyberQuest with proof of shipment which provides the basis of payment by CyberQuest to the Company. The Company is paid by automatic deposit into a Company designated account. The payment to be received is based on the unit selling price, applicable sales taxes and freight less a sliding scale fee charged by CyberQuest based on the sales value of the transaction. The contract may be terminated by either party by written notice. The product is purchased on a negotiated basis as to purchase price and payment terms from manufacturers/distributors whose products are featured on its half-hour shop-at-home programming. All profits from this auction site belong to the Company. To date, the Company has not listed any products for sale on this auction site due to the complexity of the auction listing process including the manpower and effort necessary to add products to the site and the limited consumer traffic on the website and has no immediate plans to do so.

     In April 1999, the Company entered into an agreement with Yahoo!, Inc.("Yahoo") under its Yahoo! Delivers program whereby Yahoo! sent e-mails to Yahoo users who specifically requested to be notified of special promotions. Approximately, 12,000 users were contacted during the month of April advising them of the Company's new portal site through Yahoo. In consideration of such services, the Company paid Yahoo a one-time fee of $10,000. The portal site, http://st6.yahoo.com/shoptv/, allows Yahoo website visitors to access the Company's website through the Yahoo website in lieu of requiring the subscriber to know the Company's website address, was opened on April 15, 1999 using the Yahoo! Store concept. This concept allows businesses the ability to design websites, utilizing state-of-the-art tracking tools while affording easy access (through Yahoo!) to e-commerce to millions of internet users to the Company's website, www.site2shop.com. All profits generated from sales through this portal site are retained by the Company. In consideration of such services, the Company pays Yahoo a $300 all-inclusive rental fee, on a month-to-month basis, terminable at will, in writing, by either party. To date there have been 400,000 web pages viewed (the aggregate number of pages of the Company's websites viewed by the number of total visitors to the websites through the Yahoo portal) by the visitors to the portal site, as determined by Yahoo's proprietary software, however, the Company does not readily account for internet sales by source of origin, i.e. directly to the Company's website as opposed to through the Yahoo portal.

     On November 9, 1999,  the Company  entered  into a contract to list product for sale on auctions.com,  an Internet  auction site,  operated by auctions.com,
L.L.C. ("auctions.com"). The Company establishes a minimum bid which it will accept for each product listed for sale on the site and the quantity available for sale. All products listed have a 30-day money back guarantee from date of delivery. Those bids that equal or exceed the minimum bid are forwarded to the Company for fulfillment and contain all pertinent information necessary to ship the order and file applicable sales and use taxes. The Company provides auctions.com with proof of shipment which serves as the basis for payment, by check, by auctions.com to the Company. The payment to be received is based on the unit selling price, applicable sales taxes and freight less a two and one-half percent fee charged by auctions.com based on the sales value of the transaction. The contract is for one year and renews automatically on its anniversary date unless either party provides 30 days written notice prior to the expiration date of the then current term. The product is purchased on a negotiated basis as to purchase price and payment terms from manufacturers/distributors whose products are featured on its half-hour shop-at-home programming. All profits from this auction site belong to the Company. To date, the Company has listed a limited number of products for sale on this auction site and is in the process of augmenting its infrastructure so as to be able to list additional products for sale on this site. There were no revenues from this site in 1999.

     Although the Company is constantly seeking additional opportunities to market its Participants products, it currently does not anticipate using others' internet sites as its primary sales venue anytime in the near future, due to the complexity of the auction listing process including the devotion of personnel and resources to list products on such sites, but is working toward availing itself of such opportunity. For the year ended December 31, 1999, the Company has generated $134,000 of internet auction sales.


SIGNIFICANT CUSTOMERS

     During 1998, no customer accounted for more than 10% of net sales.


MANUFACTURING AND SUPPLIES/PRODUCTION OF PROGRAMS

     The Company does not currently manufacturer any products that are featured on any of their television programs. Furthermore, the Company does not depend on any one manufacturer to supply products for any television program.

     The Company produces all of the television programs through its in-house production and editing facility. The Company currently owns or leases four broadcast quality video production cameras, two Media 100 editing systems, one 601 component digital on-line editing facility and many related items critical in the production and distribution of its television programs.


COMPETITION

     Due to the fact that the scope of the business has moved into many industries, television, home shopping, production, Internet commerce and retail, there are many companies that actively compete with the Company. There are very few companies that compete directly with the core business of the Company. The majority of these companies can be found in the shop-at-home television industry and would include, Home Shopping Network (HSN), QVC, ValueVision and Shop at Home. Of the aforementioned companies, most have substantially greater financial, technical and other resources and have established reputations for their success in their ability to sell products through a shop-at-home format. The Company does not know of any direct competitor that currently charges a "product insertion fee" whereby a participant on the show pays a monetary fee to have their product exclusively featured in 3-5 minute segment a on a taped show that airs a minimum of 20 times to a national audience through any combination of network affiliates, independent cable stations, cable networks or independent television stations, that has a potential household reach of 50 million and/or offers the vendors a share of the profits based on the success of the program. Competitors in the shop-at-home television programming business generally purchase products featured on their shows on a consignment basis with unsold products returned to the respective vendors. Participants are not charged a fee to have their products offered for sale on the show. The products are generally offered for sale for a shorter duration of time.

     Tricom does have a number of competitors, primarily located in the South Florida area, that market and produce very similar programs. These include among others, Five Star Productions, Global Solutions Network, Millenium Productions and ITV.


GOVERNMENT REGULATION

     Although the Company's programming is not subject to specific government regulation, the Company is dependent on the television broadcast stations and cable television systems to air its programs. A substantial portion of a broadcaster's business is subject to various statutes, rules, regulations and orders relating to communications and generally administered by the Federal Communications Commission (FCC). The communications industry, including the operation of broadcast television stations, cable television systems, satellite distribution systems and, in some respects, cable stations which produce their own programming is subject to substantial federal regulation, particularly pursuant to the Communications Act of 1934, as amended, the Telecommunications Act of 1996 and the rules and regulations promulgated by the FCC. Cable television systems are also subject to regulation at the state and local level. Regulations which have an adverse affect on broadcasters with whom the Company contracts to air its programs, could have a material adverse impact upon the Company and the Company's ability to purchase airtime.

     The Company collects and remits sales tax in the state in which it has a physical presence. Certain states in which the Company's only activity is direct marketing and e-commerce have attempted to require such merchants, such as the Company, to collect and remit sales tax on sales to customers residing in such states. A 1995 United States Supreme Court decision held that only Congress can legislate such a change. Thus far, Congress has taken no action to that effect. The Company is prepared to collect sales tax for other states, if laws are passed requiring such collection. The Company does not believe that a change in the tax laws requiring the collection of sales tax will have a material adverse effect on the Company's financial condition or results of operations.

     To date, the Company has not incurred any costs or unusual expenses as a result of government regulations imposed upon it. Nor has any current governmental regulation materially impacted the operations of the Company or the manner in which it conducts business.


LICENSES, PATENTS AND TRADEMARKS

     A trademark application has been submitted and applied for under the name of site2shop.com. for use as the Company's logo in all facets of its business. The television program titles used by all subsidiaries of the Company are covered by public use. The Company also owns the Internet domain names site2bid.com, site2buy.com, site2sell.com and site2auction.com.


EMPLOYEES

     The Company currently has 140 employees, all full-time. The Company believes that employees suitable for its needs are available in its current and expected areas of activity. None of the Company's employees are represented by a labor union and the Company is not aware of any activities seeking such organization. The Company considers its relationships with its employees to be good.



ITEM 2.  DESCRIPTION OF PROPERTY
---------------------------------

     The Company currently leases approximately 15,797 square feet of office, marketing and production space at 2001 West Sample Road, Pompano Beach, Florida, which also serves as its corporate headquarters. The current aggregate monthly rental amount is $12,677. Additionally, the Company is required to pay its pro-rata share of the common operating costs of the building. The lease on this property commenced on June 1, 1994 and continues through May 2001, with one additional three-year renewal option at the Company's discretion. If the Company elects to renew its lease, prior to expiration, the annual rent will be adjusted by four percent per year. The Company currently leases approximately 8,430 square feet of office space at 680 South Military Trail, Deerfield Beach, Florida which serves as a sales and marketing office and warehouse. The current monthly rental is $4,840 and additionally, the Company is required to pay its pro-rata share of real estate taxes and common operating costs of the building. The lease calls for annual increases of four percent over the next five years. The lease commenced on July 1, 1999 and expires on June 30, 2004 and contains one-five year renewal option at market rates at the time of renewal.

     The Company leases a 5,720 square foot (third) marketing office at 1225 Broken Sound Parkway, Boca Raton, Florida. The current monthly rental is $3,813 and additionally, the Company is required to pay its pro-rata share of real estate taxes and common operating costs of the building. The lease calls for annual increases of four percent over the next two years. The lease commenced on September 1, 1999 and expires on August 31, 2002 and contains one-three year renewal option at market rates at the time of renewal.

     The Company leases approximately 2,376 square feet of retail space at the Pompano Square Mall, Pompano Beach, Florida, which houses its retail facility. The current minimum monthly rental amount is $1,679, inclusive of sales tax. Additionally, the Company is required to pay incremental rent based on a percentage of sales in excess of an annual sales volume at the mall and it's pro-rata share of the common operating costs of the mall; both as defined by the lease. The lease on this property commenced on February 15, 1998 and continues through March 2001.

     Additionally, the Company rents 500 square feet of warehouse space on a month-to-month basis at a monthly rental amount of $731.



ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Company is involved in legal proceedings arising in the ordinary course of business. The Company is not involved in any legal proceedings that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or its operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     In light of the fact that three shareholders, who are also executive officers and Board members of the Company, beneficially own approximately 76% of the shares of common stock outstanding of the Company, there has not been an Annual Meeting Of Shareholders nor any Special Meeting of Shareholders during the year ended December 31, 1999 and through date of this report.



ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED MATTERS
----------------------------------------------------

     The Company's shares of Common Stock are traded over-the-counter and quoted on the OTC Electronic Bulletin Board under the symbol "EBUY". From inception of listing on the OTC Electronic Bulletin Board (July 20, 1998) through February 23, 1999, the Company's shares of Common Stock traded under the symbol "SHTV". The reported high and low bid prices for the Common Stock are shown below for the period from inception of trading in July 1998 through March 17, 2000. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions. On February 23, 1999, the Company implemented a reverse one for ten (1:10) common stock split to shareholders of record as of February 22, 1999. The prices listed below have not been restated to give retroactive effect to the inception date of trading for such split.

Period                                                 High              Low
------------------------------------------------      -------          -----
July 20, 1998 (inception) to September 30, 1998       $6.50           $1.625
Quarter Ended December 31, 1998                       $3.9375         $ .10

Quarter Ended March 31, 1999                          $4.125          $ .17
Quarter Ended June 30, 1999                           $3.8725         $1.00
Quarter Ended September 30, 1999                      $1.6875         $ .8125
Quarter Ended December 31, 1999                       $2.00           $ .625

January 1, 2000 to March 17, 2000                     $2.00           $6.00

     On December 31, 1999, there were 55 shareholders of record of the Company's Common Stock.

     The transfer agent for the Company's Common Stock is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, Florida, 33321.

     The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend upon the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.



ITEM 6.  MANAGEMENT'S DISCUSSION and ANALYSIS or PLAN OF OPERATIONS
-------------------------------------------------------------------

     Statements included in this "Management's Discussion and Analysis or Plan of Operation" section, in other sections of this Report, in prior and future filings by the Company with the Securities and Exchange Commission, in the Company's prior and future press releases and in oral statements made with the approval of an authorized executive which are not historical or current facts are "forward looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. There are important risk factors that in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial and operating performance to differ materially from that expressed in any forward looking statement. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes appearing elsewhere in this Report.


OVERVIEW

     As the operating entities comprising the Company have been under common control since their respective inceptions, the following discussion will address the results of operations on a year-to-year basis and liquidity as if the entities had merged as of January 1, 1998. The results of operations for the year ended December 31, 1998 include the operations for the entire year of Tricom and the period of June 24, 1998, the commencement of revenue producing operations, through December 31, 1998 of Site2shop.

     The Company's recognizes television programming revenues using the percentage-of-completion method, whereby revenues are recognized relative to the proportionate progress on such contracts as measured by the ratio which costs incurred on each contract bear to total anticipated costs for each contract. Accordingly, the Company's revenues are principally affected by two factors:

     1. Its ability to execute contracts with Participants:

     2. Its ability to complete segments and air programs in an efficient and expeditious manner.


RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

     Revenues  increased by $2,685,000 from $7,330,000 in 1998 to $10,015,000 in
1999. Educational television programming revenues decreased by $3,091,000 from 1998 while shop-at-home television program revenues increased by $5,518,000. Additionally, internet auction and retail store sales from products appearing on shop-at-home television programs increased by $134,000 and $31,000, respectively during 1999.

     Cost of revenues increased from $1,661,000 in 1998 to $2,676,000 in 1999, an increase of $1,015,000. The gross margin percentage decreased from 77% in 1998 to 73% in 1999. The increase in costs was primarily attributable to the increase in revenues. The major elements of increase in production costs were airtime ($279,000), talent ($149,000) and production personnel wages and benefits ($87,000). Additional elements of increase were the cost of sales of internet auction ($159,000), fulfillment ($94,000) and retail store ($55,000). The decrease in gross margin was primarily attributable to the negative margins associated with the internet auction, fulfillment and retail store.

     Selling expenses increased by $1,207,000 from $1,701,000 in 1998 to $2,908,000 in 1999 as result of an increase in salary and wages of $930,000 caused by the opening of two marketing offices engaged in marketing shop-at-home television programming in the latter half of 1999 and the change in contract mix as evidenced by the underlying contracts executed in 1999 of both shop-at-home television programming (400) and educational television programming (100) as opposed to 150 (shop-at-home television programming)and 80 (educational television programming) in 1998.

     General and administrative expenses increased from $3,248,000 in 1998 to $4,081,000 in 1999, an increase of $833,000. The increase was primarily a result of an increase of administrative salaries ($401,000) in order to upgrade and enhance its infra-structure as the Company looks to expand its internet presence, an increase in space and communications expenses ($96,000) solely attributable to the opening of the two new marketing offices in the latter half of 1999 and to an increase in officers' compensation ($172,000) as a result of the increase in profitability in 1999 and the added new responsibilities associated with the merger with Tricom.

     Depreciation and amortization expenses increased from $103,000 in 1998 to $167,000 in 1999. The increase was attributable to an increase in capital expenditure in 1999 of $797,000 during 1999.

     Interest income increased in 1999 to $39,000 from $3,000 primarily from the investing of $1,000,000 raised from the sale of the Company's shares of common stock to private investors pursuant to Rule 504 of Regulation D of the Securities Act of 1933 in April 1999 in short term money market funds.

     Interest expense decreased from 1998 ($10,000) to 1999 ($9,000).


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its growth and cash requirements primarily from operations and the raising of capital through the sale of shares of its common stock under exemption from registration in accordance with Regulation D of the Securities Act of 1933. The Company does not currently have any credit facilities from any third party financial institutions or private lenders other than its existing capital lease obligations to Trans Leasing resulting from the financing of production equipment purchased in 1997 which expires in the year 2000.

     For the year ended December 31, 1998, cash used by operations totaled $119,000. The principal uses of cash were a reduction in deferred revenues of $1,220,000 as a result of an emphasis in the fourth quarter of 1998 to produce and air shows in conjunction with the holiday season. Additionally, deferred income taxes increased by $734,000 primarily as a result of the decrease in deferred revenues. Accounts receivable decreased by $294,000 primarily as a result of increased collection efforts during 1998. In December 1998, the Company issued 150,000 non-statutory options to purchase 150,000 common shares of the Company to three executive officers and controlling shareholders of the Company at an exercise price less than fair market value as defined by the
Company's Stock Option Plan. The options vested immediately and expire in December 2003. The difference between the fair market value at the time of grant and the exercise price for the 150,000 options result in a source of cash of $66,000. Cash used in investing activities totaled $131,0000, $63,000 associated with leasehold improvements for the retail store opened in the third quarter of 1998 and $52,000 associated with leasehold improvements, office furniture and equipment associated with the shop-at-home television programming operation introduced in the third quarter of 1998. Cash provided by financing activities totaled $204,000 for 1998. The principal source was from the sale of 25,000 shares of its Common Stock ($250,000) pursuant to a private offering under Rule 506 of Regulation D of the Securities Act of 1933 as amended, in July 1998. The proceeds were primarily used for working capital. Additionally, the Company had a bank overdraft of $89,000 at December 31, 1998 caused by an excess of cash needs over and above cash balances and anticipated cash collections. The bank overdraft, which occurs infrequently, results from a variation between those estimates (of receipts) and actual results. The Company has an informal arrangement with a financial institution to allocate the Company's financial resources in multiple cash accounts in order to minimize bank overdrafts. The Company has not been charged interest on overdrafts but has paid a fee of $30 for each overdraft check honored by the bank. The Company also made capital lease obligation payments, in connection with production equipment purchased in 1997, totaling $48,000. During the fourth quarter of 1998, Tricom loaned a company, Legal Street Enterprises, Inc., ("Legal Street"), a total of $87,000 which was subsequently increased to $97,000 in January 1999. The President and Vice President of Site2shop.com, who are controlling shareholders of Site2shop.com, own 67% collectively of Legal Street. In February 1999, Legal Street gave an unsecured Note to Site2shop.com requiring interest payments, at the rate of 8% per annum on the unpaid principal to commence on August 1, 1999 and for 59 consecutive months thereafter. A balloon payment of the principal amount is due with the 60th month's interest payment. Legal Street prepaid the interest for the period of February 1999 through December 1999 ($7,200) in September 1999, however, after review of Legal Street's financial condition by the Company's management, the Company has opted to fully provide for potential loss of the full value of the Note as of December 31, 1999. The net cash decrease for the year was $46,000 financed from existing cash balances.

     At December 31, 1999, the Company had a working capital deficiency of $2,496,000 and stockholders' deficit of $1,231,000. Additionally, the Company had signed contracts totaling $1,094,000 for which performance had yet to commence and payment had yet to be received. The Company does not consider these contracts to be part of accounts receivable or working capital. Operating activities for the period utilized cash of $44,000 primarily from an increase in accounts receivable of $955,000 offset by an increase in accounts payable and accrued expenses of $434,000, net income for the year of $185,000 and an increase in deferred income taxes of $165,000. The increase in accounts receivable is directly related to the increase in contract volume. Additionally, deferred income taxes increased as a result of the profitability of the Company. Cash used in investing activities totaled $521,000 reflecting capital expenditures for the period, $148,000 relating to the purchase of computer hardware and software, so as to be Year 2000 compliant. Additionally, the Company purchased $276,000 of production, transportation and office equipment financed by a company owned by two executive officers of the Company. The terms of the debt require monthly payments of $21,910 (inclusive of principal, interest, at 13.55% per annum, and sales tax) commencing on September 1, 1999 and for eleven months thereafter. The Company has the option to prepay the purchase of the equipment at its fair market value deemed to be 10% of the cost of the equipment ($27,000). The Company exercised its option at the inception of the lease. Cash provided from financing activities totaled $973,000 primarily from the sale of Company shares of common stock to private investors pursuant to an offering under Rule 504 of Regulation D of the Securities Act of 1933 as amended, and an increase of a bank overdraft of $118,000. On April 6, 1999, the Company completed the private offering by selling an aggregate of 1,000,800 shares of its common stock and raised $1 million. The proceeds have been invested in cash equivalents, however the Company plans to use the remaining proceeds ($418,000 as of December 31, 1999) (i) to expand and enhance its current internet presence with the intent of increasing distribution opportunities of the products and services of Participants featured on its television programming and (ii) to open a new marketing office in New York City. None of the proceeds are subject to binding agreements and accordingly, the Company will have broad discretion in the application of such proceeds.

     To date, the Company has financed its activities primarily through operations and through the sale of its shares of its common stock to private investors under exemption from registration of such securities provided by the Securities Act of 1933. In February 1999, the Securities and Exchange Commission revised Rule 504 of Regulation D to effectively limit the circumstances where general solicitation is permitted and "freely tradable" securities may be issued in reliance on the Rule to transactions:

        (1) registered under state law requiring public filing and delivery of a disclosure statement to investors before sale, or

        (2) exempted under state law permitting general solicitation and advertising so long as the sales are made to accredited investors.

     Since most transactions under Rule 504 are private ones, they will continue to be permissible under exemption, but general solicitation and advertising will not be permitted and the securities will be "restricted". In light of this revision, the Company's ability to raise funds through the sale of "unrestricted / freely tradable" shares of its common stock to private investors may be severely impaired. Accordingly, there can be no assurances that the Company will be successful in obtaining additional financing in connection with any financing possibility, on terms acceptable to the Company, or at all.

     The Company believes that the cash and cash equivalents generated from its current level of operations to be sufficient to meet its working capital requirements over the balance of the next year. The Company continues to seek opportunities for growth either through the opening of new offices, enhancing or increasing production capacity, acquisitions, additional distribution channels of its television programming of Participants' products and services and any and all combinations thereof, and in connection therewith, may have to seek to raise cash in the form of equity, bank debt or other debt financing.


STRATEGY

     The Company's goal is to be recognized as a national leader in direct response marketing by implementing an aggressive growth strategy. The key elements of the Company's strategy to achieve this objective are:

  * Increase the Number of Customers Participating in the Company's Programs. The Company is constantly searching for additional Participants seeking a cost effective means of marketing and advertising their products and services which potentially represent additional opportunities of selling their products through venues currently not being utilized (i.e., television, internet and retail store), thereby increasing their revenues. As part of the process, the Company searches for new entrepreneurial companies offering products for sale that currently are not widely distributed, appear to have potential consumer appeal and have a retail price point which is conducive for high unit volume. The Company believes that there are numerous companies with such a profile whose means of product distribution venues could be increased with the marketing and distribution products and services offered by the Company. The Company believes that one way of affecting such a strategy is to open new offices whereby each office will focus on a singular theme of show, e.g. home improvement, sports products, cooking, so as to develop a collective expertise which will enable the Company to market itself as both specialists and generalists and thereby expand its reach to potential new customers as well as re-marketing former prospective participants. The Company opened two offices; Boca Raton and Deerfield Beach, Florida, respectively during the third quarter of 1999 and plans to open an office in New York City during the first quarter of 2000.

  * Expand the Number of Distribution Opportunities. The Company currently offers its customers' products for sale on its television programs, website and retail store. As e-commerce has proliferated in a relatively short period of time, the number of websites offering products for sale has commensurately increased. The Company believes that during the next three years, those companies which operate websites which are well capitalized, maintain technological excellence and are retail/auction oriented will ultimately prevail in a consolidation of the marketplace, thereby reducing the number of websites and companies which operate them. The Company believes that such a consolidation will ultimately lead to a lower transaction cost thereby making websites available to the Company and its customers which were formerly cost prohibitive. These cost effective websites could provide the Company with potential additional revenue opportunities based upon the numerous products, services and content currently featured on its programs. The Company is continuously monitoring other auction websites for traffic and sales so as to identify those websites which offer an effective manner and additional means of distributing content, products and services of Participants featured on the Company's shop-at-home television programming. Additionally, the Company is constantly seeking to upgrade its existing websites so as to offer a greater number of products featured on its shop-at-home television programming and to maintain its websites so that products available for sale on the website coincide with products currently appearing on the show. The Company has earmarked $300,000 from the proceeds of the sale of its common stock (completed in April 1999) toward expanding and enhancing its internet presence.

  * Maintain Industry Leadership in Direct Response Transactional Television and Educational and Entertainment Television. The Company seeks to maintain and utilize state-of-the-art production equipment in order to produce television programming reflecting technical excellence. Additionally, the Company seeks to hire highly trained production, support and artistically creative personnel. The Company believes that by maintaining a high level of technological excellence and well trained personnel, it can foster an increase in its customer base through providing high quality programming which promotes increased revenue potential for its direct response customers and heightens public awareness of issues pertinent to its educational programming customers.

     The Company's ability to grow is dependent upon its ability to identify suitable candidates for its services, as to which there is no assurance.


YEAR 2000 ISSUES

     The Company continues to address the impact of the Year 2000 issue upon its business. The Year 2000 issue is the result of computer hardware and software programs designed to use two digits rather than four digits to define the applicable year.

     To date, neither the Company nor any third party with which the Company has material relationships, has suffered any significant adverse consequences resulting from the transition to the Year 2000. However, it is possible that entities including the Company and third parties which the Company has material relationships may suffer adverse Year 2000 consequences over the near term. In order to minimize potential adverse effects, the Company has designated personnel and consultants to identify, test and implement solutions to Year 2000 problems, if and when they arise.



SEASONALITY

     The Company believes that contract volume tends to increase during the second and third quarters and revenue generating activities tend to increase during the third and fourth quarters of the year due to Participants desire to have their products promoted during the holiday season.


NEW ACCOUNTING PRONOUNCEMENTS

     There have been no accounting announcements promulgated during 1999 which would have affected the presentation of the Company's financial statements as of December 31, 1999 and for the year then ended nor any disclosures contained therein.



ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

                                                                   PAGE NO.
                                                                  ---------

Independent Auditors' Report .................................        F- 1

Consolidated Balance Sheets as of December 31, 1998 and 1999 .        F- 2

Consolidated Statements of Operations for the Years Ended
   December 31, 1998 and 1999 ................................        F- 3

Consolidated Statements of Stockholders' Deficit for the Years
   Ended December 31, 1998 and 1999 ..........................        F- 4

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1998 and 1999 ................................        F- 5

Notes to Consolidated Financial Statements ...................        F- 7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Site2shop.com, Inc.
Pompano Beach, Florida


     We have audited the accompanying consolidated balance sheets of Site2shop.com, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Site2shop.com, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

                      SITE2SHOP.COM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                             December 31,
                                                                         -------------------
                                                                         1998          1999
                                                                     ----------      -----------
                                    ASSETS

Current Assets:
   Cash ........................................................   $    41,802    $   450,157
   Accounts receivable, net of allowance for doubtful accounts
    of $429,118 at December 31, 1998 and $0 at December 31, 1999       634,052      1,589,438
   Inventory ...................................................            --         22,030
   Prepaid expenses and other current assets ...................       136,423         62,755
                                                                    -----------    -----------
            Total Current Assets ...............................       812,277      2,124,380

Equipment and leasehold improvements, net ......................       306,178        935,959

Advances to related party ......................................        87,000             --

Other assets ...................................................        30,995        113,553
                                                                    -----------    -----------
               TOTAL ASSETS ....................................   $ 1,236,450    $ 3,173,892
                                                                    ===========    ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Bank overdraft ..............................................   $    89,098    $   207,198
   Accounts payable and accrued expenses .......................       295,427        729,922
   Deferred income taxes payable ...............................       924,000      1,089,000
   Capital lease obligations- current portion ..................        29,134         23,498
   Capital lease obligations- related party ....................            --        167,182
   Deferred revenue ............................................     2,640,378      2,403,241
                                                                    -----------    -----------
            Total Current Liabilities ..........................     3,978,037      4,620,041

Capital lease obligations ......................................        20,465             --

Stockholders' Deficit:
   Common stock- $.001 par value, 150,000,000 shares authorized;
     11,391,400 and 12,479,702 issued and outstanding at
     December 31, 1998 and 1999 respectively ...................        11,391         12,480
   Additional paid-in capital ..................................       305,233      1,515,488
   Deferred compensation .......................................            --       (107,639)
   Accumulated deficit .........................................    (3,078,676)    (2,866,478)
                                                                    -----------    -----------
            Total Stockholders' Deficit ........................    (2,762,052)    (1,230,871)
                                                                    -----------    -----------

    Total Liabilities and Stockholders' Deficit ................   $ 1,236,450    $ 3,173,892
                                                                    ===========    ===========



                 See Notes to Consolidated Financial Statements

                      SITE2SHOP.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                            Year Ended December 31,
                                          ---------------------------
                                              1998           1999
                                         ------------    ------------
Revenues ............................   $  7,330,221    $ 10,015,377

Cost of Revenues ....................      1,661,275       2,675,670
                                         ------------    ------------
   Gross Margin .....................      5,668,946       7,339,707

Selling Expenses ....................      1,701,252       2,908,292
General and Administrative Expenses .      3,247,782       4,081,092
                                         ------------    ------------
                                           4,949,034       6,989,384
                                         ------------    ------------
Operating Income ....................        719,912         350,323

Income Taxes ........................        734,000         165,000
                                         ------------    ------------
Net Income (Loss) ...................   $    (14,088)   $    185,323
                                         ============    ============

Net Income per Common Share-Basic ...   $      (0.01)   $       0.02
                                         ============    ============

Net Income per Common Share-Diluted .   $      (0.01)   $       0.02
                                         ============    ============
Weighted Average Number of Common
   Shares- Basic ....................     10,782,085      12,220,156
                                         ============    ============

Weighted Average Number of Common
   Shares- Diluted ..................     10,782,085      12,273,628
                                         ============    ============






                 See Notes to Consolidated Financial Statements

                      SITE2SHOP.COM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999


                                              Common Stock
                                          ---------------------    Additional                                   Total
                                          Number of                 Paid-In      Deferred       Accumulated   Stockholders'
                                            Shares      Amount      Capital     Compensation      Deficit        Deficit
                                         -----------  ---------   -----------   ------------   -------------  -------------
Balance, December 31, 1997 ...........   10,000,000   $ 10,000   $    (9,000)   $      --      $ (3,064,588)  $ (3,063,588)

Common stock issued for acquisition ..    1,366,400      1,366        (1,366)          --                --             --

Sale of common stock .................       25,000         25       249,975           --                --        250,000

Stock options issued for services ....           --         --        65,624           --                --         65,624

Net loss for year ended
  December 31, 1998 ..................           --         --            --           --           (14,088)       (14,088)
                                         -----------   --------   -----------    ----------     ------------   ------------
Balance, December 31, 1998 ...........   11,391,400     11,391       305,233           --        (3,078,676)    (2,762,052)

Reacquisition of common stock ........      (12,500)       (12)      (26,863)          --           (26,875)            --

Stock options issued for services ....           --         --        68,750           --                --         68,750

Sale of common stock .................    1,000,802      1,001       998,999           --                --      1,000,000

Common stock issued for services .....      100,000         10       169,369      (169,469)              --             --

Amortization for year ended
  December 31, 1999 ..................           --         --            --        61,830               --         61,830

Net income for the year ended
  December 31, 1999 ..................           --         --            --            --          185,323        185,323
                                         -----------   --------   -----------    ----------     ------------   ------------
Balance, December 31, 1999 ...........   12,479,702   $ 12,480   $ 1,515,488    $  117,639     $ (2,866,478)  $ (1,230,871)
                                         ===========   ========   ===========    ==========     ============   ============


                 See Notes to Consolidated Financial Statements

                      SITE2SHOP.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Year Ended December 31,
                                                       -----------------------
                                                       1998             1999
                                                   -----------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .......................         $   (14,088)       $  185,323
Adjustments to reconcile net income (loss)
 to net cash used in operations:
   Depreciation and amortization ........             103,329           168,216
   Stock options issued for services ....              65,624            68,750
   Deferred income taxes ................             734,000           165,000
   Provision for uncollectible note
    receivable- related party ...........                  --                --
   Amortization of deferred compensation                   --            61,830
Changes in operating assets and
 liabilities:
   Accounts receivable ..................             293,908          (955,386)
   Inventory ............................                  --           (22,030)
   Prepaid expenses and other current
    assets ..............................            (136,423)           56,256
   Other assets .........................               2,361           (66,356)
   Accounts payable and accrued expenses               52,723           434,496
   Deferred revenue .....................          (1,220,313)         (237,137)
                                                  ------------        ----------
     Total Adjustments ..................            (104,791)         (229,361)
                                                  ------------        ----------
NET CASH USED IN OPERATIONS .............            (118,879)          (44,038)
                                                  ------------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .................            (131,164)         (521,066)
                                                  ------------        ----------
NET CASH USED IN INVESTING ACTIVITIES ...            (131,164)         (521,066)
                                                  ------------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock ...             250,000         1,000,000
   Bank overdraft .......................              89,098           118,100
   Repayment of capital lease obligations             (48,156)          (26,101)
   Repayment of capital lease obligations-
    related party .......................                  --          (108,540)
   Note receivable- related party ........            (87,000)          (10,000)
                                                  ------------        ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES             203,942           973,459
                                                  ------------        ----------

NET CASH INCREASE (DECREASE) .............            (46,101)          408,355

CASH- beginning of year ..................             87,903            41,802
                                                  ------------        ----------
CASH- end of year ........................        $    41,802        $  450,157
                                                  ============        ==========







                 See Notes to Consolidated Financial Statements

                      SITE2SHOP.COM, INC. AND SUBSIDIARIES

                                                       Year Ended December 31,
                                                       -----------------------
                                                       1998             1999
                                                   -----------     -------------
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
      Interest ..........................         $     9,815        $   22,702
                                                  ============        ==========
      Interest- related party ...........         $        --        $    6,584
                                                  ============        ==========
      Taxes .............................         $        --        $    1,531
                                                  ============        ==========
 Non cash investing and financing
  activities:
   Capitalized equipment leases .........         $        --        $  275,722
                                                  ============        ==========
   Common stock issued for future
    services ............................         $        --        $  169,469
                                                  ============        ==========
   Reacquisition of common stock ........         $        --        $   26,875
                                                  ============        ==========
   Stock options issued for services ....         $    65,624        $   68,750
                                                  ============        ==========
   Write-off of note receivable-
    related party .......................         $        --        $   97,000
                                                  ============        ==========





                 See Notes to Consolidated Financial Statements

                      SITE2SHOP.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENED DECEMBER 31, 1998 AND 1999



1.   BUSINESS
-------------

      On June 24, 1998, Site2shop.com, Inc., (formerly Tee-Rifik Corp.) (the "Company"), a Nevada corporation, acquired 100% of the issued and outstanding shares of Shop TV and Television, Inc. ("Shop"), a privately held Florida corporation. The existing stockholders of the Company retained their 116,400 shares and the stockholders of Shop received shares of the Company at a ratio of 1,250 to 1 for a total of 1,250,000 shares. Due to the majority ownership of the Company after the transaction by the former Shop stockholders (91.5%) and the Company's lack of substantial assets, liabilities, or marketable products and/or services, the transaction is considered to be a reverse acquisition, whereby Shop is deemed to be the accounting acquirer and to be both the predecessor entity and continuing entity. Accordingly, the combination of the two companies is recorded as a recapitalization of Shop, whereby the combined assets and liabilities are recorded on an historical basis. As neither the Company nor Shop were actively engaged in revenue producing activities prior to this transaction the Company's operations have only been included since June 24, 1998.

      On February 9, 1999, the Company entered into an agreement to merge (the "Merger Agreement") with Tricom Pictures and Productions, Inc. ("Tricom"), a privately held Florida corporation, engaged in the marketing, production and distribution of television programming, into a wholly-owned subsidiary. The stockholders of Tricom; three of whom are Executive Officers of the Company and owned 71.0% collectively of the common stock of the Company (85% of Tricom) and five (remaining) stockholders collectively owned 5.6% of the Company (15% of Tricom). Under the terms of the Merger Agreement, the Tricom stockholders exchanged their shares at a ratio of 100,000 to 1 for a total of 10 million shares. As a result of the merger, the former Tricom stockholders owned 96.8% of the shares of Common Stock of the Company and the transaction is considered to be a reverse acquisition whereby Tricom is considered to be the accounting acquirer. As both companies were under common control, the combination of the two companies is deemed to be a purchase and accounted for as an "as if" a pooling of interests, whereby the combined assets and liabilities are recorded on an historical basis. Accordingly, the audited balance sheets as of December 31, 1998 and 1999 represent the combined balance sheet of the Company and Tricom. The audited Statements of Operations and Cash Flows for the year ended December 31, 1998 and 1999 represent the combined operations of the Company and Tricom for the respective years then ended. The Statement of Stockholders' Deficit for the year ended December 31, 1998 gives effect to the issuance of 10 million shares by the Company in conjunction with the acquisition of Tricom as of December 31, 1997.

      The Company's business is to market its vendors' products through (i) a half-hour shop-at-home program, and (ii) its internet websites, (iii) a commercial retail store. Additionally the Company produces broadcast quality educational, entertaining and informative television programs that are distributed nationally via cable channels, network affiliates and independent stations nationwide. The Company, through a resolution of the Board of Directors, changed its name as of February 9, 1999.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------
 A. Principles of Consolidation - The consolidated financial statements include the accounts of Site2shop.com, Inc. and its wholly-owned subsidiaries, Site2shop TV,Inc. (formerly Shop TV and Television, Inc.) and Tricom Pictures and Productions, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

 B. Inventory - Inventory is recorded at the lower of cost or market using the first-in first-out method. Additionally, the Company has $24,000 of inventory on consignment at its retail store.

 C.  Equipment and Leasehold Improvements - Equipment   is   carried  at  cost.
     Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the various assets. Leasehold improvements are amortized over the lesser of their estimated useful lives or the lease term.

 D. Revenue - A portion of revenue represents revenues from contracts to produce television programs using the "percentage-of-completion-method" recognizing revenue relative to the proportionate progress on such contracts as measured by the ratio which costs incurred by the Company to date bear to total anticipated costs on each program.

----------------------------------------------------------

     Deferred revenue represents amounts which have been billed and not yet earned in accordance with this method. Deferred revenue was $2,403,241 and $2,640,378 at December 31, 1999 and 1998 respectively. The Company had additional signed contracts totaling $1,094,000 and $1,517,000 at December 31, 1999 and 1998, respectively, for which performance had yet to commence.

 E. Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, receivables, and accounts payable approximate their fair market value based on the short-term maturity of these instruments.

 F. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 G. Income Taxes - Income taxes are accounted for under Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

 H.  Net  Income  (Loss) per  share - The  Company  has  adopted   Statement of
     Financial Accounting Standard No. 128, "Earnings per Share" specifying the computation, presentation, and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options have been excluded as common stock equivalents in the diluted earnings per share in the event they are either antidilutive, or their effect is not material. On February 23, 1999, the Company affected a 1 for 10 reverse stock split. The financial statements have been restated to give retroactive recognition to the reverse stock split.

 I. Stock Based Compensation - The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with the Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company has adopted the pro forma disclosure requirements of Statement No. 123.

 J. Impairment of Long-lived Assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 1999, the Company believes that there has been no impairment of its long-lived assets.

 K. Concentration of Risk - Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual or significant risks, in the normal course of business.

 L. New Accounting Pronouncements - There have been no accounting announcements promulgated during 1999 which would have affected the presentation of the Company's financial statements as of December 31, 1999 and for the year then ended nor any disclosures contained therein.

3.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS
-----------------------------------------
     Equipment and Leasehold Improvements are as follows:

                                                                           December 31,
                                                   Estimated          -------------------
                                                   Useful Lives          1998          1999
                                                   ------------       ----------   ------------

    Furniture and Fixtures .............           7 - 10 Years       $  69,173   $   222,221
    Computer Equipment .................           5 -  7 Years         118,772       154,546
    Office Equipment ...................           5 -  7 Years         120,120       191,674
    Leasehold Improvements .............           2 -  5 Years          30,784       238,840
    Leasehold Improvements- Retail Store                4 Years          37,505        39,467
    Retail Store Equipment .............                5 Years           7,515         7,515
    Retail Store Signs .................                4 Years           4,200         4,200
    Vehicles ...........................                3 Years           9,130        68,166
    Production Equipment ...............                7 Years         196,182       463,539
                                                                        -------     ---------
                                                                        593,381     1,390,168

    Less: Accumulated depreciation and
           amortization ................                                287,203       454,209
                                                                        -------     ---------
                                                                      $ 306,178   $   935,959
                                                                       ========     =========


4.   RELATED PARTY TRANSACTIONS
-------------------------------

     At December 31, 1998, the Company had advanced $87,000 to a related party which is 67% owned by two of the Executive Officers of the Company; and who own 67% of the Company. The advances were payable on demand. In January 1999, the Company lent an additional $10,000 at which time the related party gave the Company a Note for $ 97,000 with interest accruing at the rate of 8% per annum. Payment of interest commences on August 1, 1999 and for 59 consecutive months thereafter and the principal to be paid in full with the last monthly interest payment. Although the Company received $7,200 of interest income from the related party for the year ended December 31, 1999, the Company, based on the review of the financial condition of the related party, believes that collection of the note is doubtful and has fully provided for such loss. Additionally, the Company rendered television production services during 1999 totaling $24,000 which has been paid in full by the related party.

     In September 1999, the Company entered into a capital master lease to purchase $275,722 of production, transportation and office equipment with a related party which is 100% owned by two of the Executive Officers of the Company and who own 67% of the Company. Under the terms of the lease, the Company is required to make 12 monthly payments of $21,910 (inclusive of interest at 13.5% per annum and sales tax) and may purchase the equipment at any time during the term of the lease for 10% of the original cost of the equipment. The Company exercised the option at the inception of the lease. The Company paid $6,584 of interest to the related party for the year ended December 31, 1999.


5.   COMMON STOCK
-----------------

     In July 1998, the Company completed a private placement of 25,000 shares of its common stock for $250,000. In February 1999, the Company reacquired 12,500 of these shares. The market value at the time was $26,875.

     During the period of January 15, 1999 through April 6, 1999, the Company issued 1,000,802 shares of common stock to 29 investors for gross proceeds of one million dollars in connection with an offering pursuant to Rule 504 of the Securities Act of 1933 as amended.

     During the period of April 6, 1999 through August 10, 1999, the Company issued 100,000 shares of its common stock, in aggregate, to two attorneys and two consultants for services to be rendered over a period ranging from one to four years from the respective dates of issuance. The aggregate market value of the shares issued based on the respective dates of issuance was $169,000 and the unamortized portion of the grant as of December 31, 1999 was $117,000.


6.   INCOME TAXES
-----------------
     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes ("SFAS No.109"). SFAS No.109 requires the recognition of deferred tax assets and liabilities for both

----------------------------

the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

     The provision for income taxes differs from the amount computed applying the statutory federal income tax rate to income before income taxes as follows:

                                                   Year Ended December 31,
                                                   -----------------------
                                                      1998          1999
                                                  ---------      --------
 Statutory federal income tax rate ........          34.0%          34.0%
 State taxes, net of federal tax benefit ..           3.6            3.6
 Other ....................................          64.4            9.5
                                                    -----          -----
                                                    102.0           47.1
                                                    =====          =====

                                                   Year Ended December 31,
                                                  ------------------------
                                                      1998            1999
                                                  -----------    -------------

 Income taxes computed at statutory rate ..        $ 245,000       $ 132,000
 Effect of permanent differences ..........          489,000          33,000
                                                    --------        --------
 Provision for income taxes-deferred ......        $ 734,000       $ 165,000
                                                    ========        ========

     Deferred income taxes are the result of temporary differences between the carrying amounts of assets and liabilities relating to contracts to produce television programs where the percentage of completion method is utilized for financial reporting purposes and the "completed contract" method where revenues and expenses are recognized upon completion of the television programs is used for income tax reporting. The following table sets forth the component of deferred tax liabilities:

                                                           December 31,
                                                  ------------------------------
                                                      1998             1999
                                                  ------------    --------------

 Deferred revenue .........................      $  1,885,000      $  2,226,000
 Production costs in progress .............        (1,026,000)       (1,207,000)
 Other.....................................            65,000            70,000
                                                  ------------      ------------
    Total .................................      $    924,000      $  1,089,000
                                                  ============      ============

     As  of  December  31,  1999  the  Company  has  net  operating   losses  of
approximately $1,000,000 that are available to reduce future taxable income though the year 2014.


7.   CAPITAL LEASE OBLIGATIONS
------------------------------

     The Company leases equipment under non cancelable lease arrangements which expire at various times during the year 2000. Principal payments under these capitalized lease obligations over their remaining terms are as follows:

     2000 ...............................   $ 25,112
     Less: amounts representing interest.      1,614
                                             -------
     Capital lease obligations-current ..   $ 23,498
                                             =======


8.   COMMITMENTS
----------------

 A. Operating Leases - The Company leases its offices, retail store, and warehouse under non-cancellable operating leases. All leases have options to renew ranging from a month-to-month basis up to five years. Rent expense for the years ended December 31, 1999, and 1998 was $253,639, and $182,511.

---------------------------

     The leases expire through August 2004. Minimum rental commitments are as follows:

                                 Minimum
     Year                        Rental
     ----                        -------
     2000                      $ 290,960
     2001                      $ 181,417
     2002                      $  92,065
     2003                      $  62,846
     2004                      $  32,034

 B. Employment Agreements - the Company has employment agreements with three key executive officers. The agreements continue for approximately two years ending between June and August of 2001 requiring minimum annual aggregate salaries of $900,000 and provide for severance payments under certain circumstances. The agreements provide the officers with certain additional rights after a change of control (as defined) of the Company occurs. As of December 31, 1999, if all of the officers under contract were to be terminated without good cause (as defined) under these contracts, the Company's liability would be approximately $1,700,000. Additionally, certain officers received signing bonuses as part of these agreements and all officers are entitled to monthly bonuses at the discretion of the Company's Compensation Committee of which these three key executive officers are members thereof.

 C. Contingencies - the Company is a defendant in various lawsuits and claims which in the aggregate seek general and punitive damages approximating $88,000; these matters arise out of the normal course of business. The Company intends to vigorously defend itself in these actions, and in any event, does not believe these actions singularly or combined would have a material adverse effect on the Company's financial statements or business operations.


9.   ACQUISITIONS
-----------------

     The acquisition of Tricom is a reorganization of Companies under common control, which has been accounted for as an "As If" pooling of interests with Tricom deemed to be the accounting acquirer. Accordingly, the consolidated financial statements have been restated for all periods prior to the acquisition to include the accounts and operations of Tricom.

     Net revenues and net loss for the individual entities are as follows:

     Year Ended December 31, 1998:          Site2shop.com          Tricom         Combined
                                            -------------       -------------    -----------
     Net revenues ......................    $  1,198,241         $ 6,131,980     $ 7,330,221
     Net income (loss) before
      extraodinary item ................    $ (1,224,531)        $ 1,210,443     $   (14,088)
     Net income (loss) .................    $ (1,224,531)        $ 1,210,443     $   (14,088)

     Year Ended December 31, 1999:          Site2shop.com          Tricom         Combined
                                            -------------       -------------    -----------
     Net revenues ......................    $  5,420,639         $ 4,594,738     $ 10,015,377
     Net income (loss) before
      extraordinary loss ...............    $   735,625          $  (549,942)    $    185,323
     Net income (loss) .................    $   735,265          $  (549,942)    $    185,323


10.  STOCK OPTIONS
------------------

     The Company adopted a Stock Option Plan (the "Plan") in September 1998. The Plan is administered by a committee ("Committee") appointed by the Board of Directors and provides that the Committee has sole discretion to grant options and to establish terms and conditions of each option, subject to the provisions of the Plan. If options granted are "incentive stock options," the exercise price of the options may not be less than 100% of the fair market value of the Company's stock on the date of the grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the outstanding common stock). Non-statutory options may be granted under the Plan at an exercise price of not less than 55% of fair market value of the common stock on the date of the grant. The maximum grant term is ten years. The Plan is designed for officers, directors, and other key employees and is authorized to grant up to 3,000,000

-----------------------------

shares of common stock. On December 22, 1998, the Company issued options to purchase 150,000 shares of its common stock to three Executive Officers. The options vested upon issuance and were issued at an exercise price of less than fair market value on the date of grant. The compensation expense recorded on the date of grant was $65,624. In April 1999, the Company issued options to purchase 50,000 shares of its common stock to nine employees. The options vest upon 24 months of completion of continuous service from the date of grant and were issued at an exercise price of less than fair market value on the date of grant. The compensation expense recorded on the date of grant totaled $68,750. All other option grants since inception of the Plan were at fair market value as of the date of the grant. As of December 31, 1999, 2,378,010 options have been granted at prices ranging from $0.8125 to $35.60 per share and no options have been exercised. There have been 9,790 options forfeited since inception of the Plan as a result of employee terminations.

     For disclosure purposes the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the year ended December 31, 1999: annual dividends of $0.00, expected volatility of 270%, risk-free interest rate of 6.13 % and expected life of 4 years for all grants. The weighted-average fair values of the stock options granted during the year ended December 31, 1998 was $1.31. The assumptions used for stock options granted during the year ended December 31, 1998: annual dividends of $0.00, expected volatility of 50%, risk-free interest rate of 6.0 % and expected life of 5 years for all grants. The weighted-average fair values of the stock options granted during the year ended December 31, 1998 was $2.20.

     If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and loss per share would have been $1,099,862 and $0.09 in 1999 and $1,432,677 and $0.13 in 1998 respectively.

     The following table summarizes the changes in options outstanding and the related price ranges for shares of the Company's common stock:


                                             Number of        Price per Share       Number of Shares
                                              Shares               Range                Exercisable
                                          -------------    ---------------------    ----------------
     Outstanding, January 1, 1998 .               --
     Granted ......................          156,375       $1.00   -   $35.60            154,585
     Exercised ....................               --
     Canceled .....................             (470)                  $35.60                 --
                                          -----------                                    -------
     Outstanding, December 31, 1998          155,905       $1.00   -   $35.60            154,585
     Granted ......................        2,221,635       $0.8125 -    $2.375           800,000
     Exercised ....................               --
     Canceled .....................           (9,320)      $0.8125 -   $35.60                 --
                                          -----------                                    -------
     Outstanding, December 31, 1999        2,368,220       $0.8125 -   $35.60            954,585
                                          ===========                                    =======

     On February 23, 1999, the Company affected a 1 for 10 reverse stock split. All options granted and related exercise prices have been restated to give retroactive recognition to the reverse stock split.


11.  SUBSEQUENT EVENTS
----------------------

     On January 2, 2000, the Company entered into a consulting agreement ("Agreement") with a corporation to provide the Company financial advisory and marketing services in consideration of receipt by a principal of the corporation of 25,000 shares of the Company's common stock. The term of the Agreement is the later of one year from the date of the Agreement or the consummation of a merger or acquisition with a candidate introduced by the corporation, but in no event to exceed two years from the date of the Agreement.

     On January 2, 2000, the Company issued 10,000 shares of its common stock to a corporation to provide employee counseling services to the employees of the Company on as needed basis for a period of one year.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     None.



PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

     The following table sets forth the names, positions with the Company and ages of the executive officers and directors of the Company. Directors will be elected at the Company's annual meeting of shareholders and serve for one year or until their successors are elected. Officers are elected by the Board, and their terms of office are, except as governed by employment contract, at the discretion of the Board.

                                                                    YEAR FIRST
NAME                      AGE            POSITION                     ELECTED
---------------          ----      ------------------------         ----------
Mark A. Alfieri           31       Chief Executive Officer,            1998
                                   President and Treasurer
Jack A. Levine            41       Vice President, Secretary and       1998
                                   Chairman of the Board of
                                   Directors
Eric J. Warm              31       Chief Operating Officer, Vice       1998
                                   President and Director
Mark Weicher              48       Chief Financial Officer             1999


     Mr. Alfieri has served as Chief Executive Officer, President and Treasurer since July 1998. In July 1994, Mr. Alfieri founded Alfieri Marketing Corporation, a fully integrated marketing firm and predecessor to Shop TV and Television, Inc. In 1991, Mr. Alfieri founded Alfieri and Associates, Inc., a marketing and advertising company and the predecessor of Tricom Pictures & Productions, Inc.

     Mr. Levine has served as Vice President and Chairman of the Board of Directors since July 1998. Prior to such time, Mr. Levine co-founded Tricom Pictures and Productions, Inc. with Mr. Alfieri in 1994 and has served as its Vice President.

     Mr. Warm has served as Chief Operating Officer and Director since July 1998. From 1994 through June 1998, Mr. Warm has served as Vice President of Operations of Tricom Pictures and Productions, Inc. Mr. Warm received a Bachelor of Science in Business Administration from the University of Florida in 1990.

     Mr. Weicher has served as Chief Financial Officer since January 1999. From 1997 through 1998, Mr. Weicher served in a similar capacity at Computer Access International, Inc., a refurbisher and distributor of trailing technology hardware and peripherals. Mr. Weicher served as Controller of Complete Management, Inc., a physician practice-management company, from 1995 through 1996. From 1992 through 1994, Mr. Weicher served as Controller of Ware Industries, Inc. a manufacturer and distributor of light gauged, roll formed steel products. Mr. Weicher is a Certified Public Accountant in the State of New York.



ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The following table sets forth the cash and other compensation paid by the Company to its Chief Executive Officer and to each of the executive officers of the Company who received annual compensation in excess of $100,000 for the years ended December 31, 1999, 1998 and 1997.

                                 SUMMARY COMPENSATION TABLE

NAME AND                                                              OTHER
PRINCIPAL                                                            ANNUAL
POSITION        YEAR         SALARY            BONUS               COMPENSATION
-------------- -------      --------        ------------           ------------

Mark Alfieri,
Chief Executive
Officer         1999        $408,019          $228,450              $28,906 (1)
                1998        $175,515          $125,000              $ 5,607 (2)
                1997        $868,750          $      0              $ 8,865 (2)

Jack Levine,
Vice President  1999        $408,019          $228,450              $28,906 (1)
                1998        $192,495          $125,000              $ 5,846 (2)
                1997        $893,750          $      0              $ 8,865 (2)
Eric Warm
Chief Operating
Officer         1999        $236,486          $129,750              $ 6,000 (2)
                1998        $248,865          $      0              $     0
                1997        $457,137          $      0              $     0
----------
(1) Represent health and welfare benefits ($6,822) and auto lease payments and related costs ($22,084).
(2) Represents auto lease payments and related costs.


OPTION HOLDINGS

     The following table sets forth information with respect to the grant of options to purchase shares of common stock during the calendar years ended December 31, 1998 ("1998") and 1999 ("1999") to each person named in the Summary Compensation Table.

                           NUMBER OF     % OF TOTAL
                           SECURITIES    OPTIONS/SARS     EXERCISE
                           UNDERLYING      GRANTED TO      OR BASE
                          OPTIONS/SARS   EMPLOYEES IN      PRICE       EXPIR.
   NAME         PERIOD    GRANTED(#)(1)     PERIOD        ($/SHARE)     DATE
----------      ------   --------------  ------------   -----------  ----------

Mark Alfieri    1999      834,300          37.6      $.89375 - $2.375    (2)
                1998       61,905          39.6          $1.00      Dec.21,2003

Jack Levine     1999      833,870          37.5      $.89375 - $2.375    (2)
                1998       61,905          39.6          $1.00      Dec.21,2003

Eric Warm       1999      104,000          11.3      $.89375 - $2.375    (2)
                1998       26,190          16.7         $1.00      Dec.21,2003

------------------------
(1) None of the above parties has exercised any of their options as of December 31, 1999. The 1998 grant vested on December 22, 1998, the date of Grant. The 1999 grants vest on April 1, 1999, the date of grant and October 10, 2001, two years from the date of grant. There are no other conditions of vesting.

(2) The 1999 grants expire on March 31, 2004 and October 9, 2004 respectively.


AGGREGATED FISCAL YEAR END OPTION VALUE TABLE

     The following table sets forth certain information concerning unexercised option held by the named Executive Officers as of December 31, 1999. No stock options were exercised by the named Executive Officers during the year ended December 31, 1999. No stock appreciation rights were granted or are outstanding.

               Number of Unexercised Options   Value of Unexercised in the Money
                Held at December 31, 1999       Options at December 31, 1999 (1)
               -----------------------------   ---------------------------------
Name              Exercisable   Unexercisable       Exercisable   Unexercisable
-------------      -----------   -------------       -----------   -------------
Mark Alfieri        409,905        485,870             $ 61,905      $ 537,494
Jack Levine         409,905        486,300             $ 61,905      $ 537,969
Eric Warm           130,190        147,465             $ 26,190      $ 163,133

(1) Dollar values are calculated based on the difference between the respective option exercise price and $2.00, the closing price of the Company's Common Stock on December 31, 1999, as reported by the NASDQ OTC Bulletin Board.


EMPLOYMENT AGREEMENTS

     Mark Alfieri, President and CEO. On June 29, 1998, the Company entered into a three-year employment agreement (the "Agreement") with Mr. Alfieri whereby Mr. Alfieri will serve as President and a member of the Board of Directors and received a signing bonus of $125,000. The Agreement called for annual base compensation of $450,000 in 1998 and $250,000 in 1999 and 2000 with bonuses based upon the Company earning a minimum net income of $250,000 and bonus payments ranging from $50,000 to $125,000 predicated on net income ranging from $250,001 to $500,000 for 1998 and 1999. Bonus payments for 2000 would range from $50,000 to $125,000 predicated on Company earning net income (after bonus) ranging from $500,001 to $750,000. Additionally, the Agreement provides for a monthly auto allowance of $1,200 plus insurance and maintenance. On April 4, 1999, the Company and Mr. Alfieri mutually modified the Agreement, retroactive to April 1, 1999, as a result of the acquisition of Tricom Pictures and Productions, Inc. (See Part I Item 1. - Business), whereby the annual compensation was raised to $325,000 and bonuses are to be paid monthly at the discretion of the Compensation Committee of which Mr. Alfieri is a member. The Agreement is automatically renewable for successive one-year terms unless the parties mutually agree in writing to alter the terms or one or both of the parties exercises their right, in accordance with the terms of the Agreement, to terminate the Agreement.

     Jack Levine, Vice President. On June 29, 1998, the Company entered into a three-year employment agreement (the "Agreement") with Mr. Levine whereby Mr. Levine will serve as Vice President and a member of the Board of Directors and received a signing bonus of $125,000. The Agreement called for annual base compensation of $450,000 in 1998 and $250,000 in 1999 and 2000 with bonuses based upon the Company earning a minimum net income of $250,000 and bonus payments ranging from $50,000 to $125,000 predicated on net income ranging from $250,001 to $500,000 for 1998 and 1999. Bonus payments for 2000 would range from $50,000 to $125,000 predicated on Company earning net income (after bonus) ranging from $500,001 to $750,000. Additionally, the Agreement provides for a monthly auto allowance of $1,200 plus insurance and maintenance. On April 4, 1999, the Company and Mr. Levine mutually modified the Agreement, retroactive to April 1, 1999, as a result of the acquisition of Tricom Pictures and Productions, Inc. (See Part I Item 1. - Business), whereby the annual compensation was raised to $325,000 and bonuses are to be paid monthly at the discretion of the Compensation Committee of which Mr. Levine is a member. The Agreement is automatically renewable for successive one-year terms unless the parties mutually agree in writing to alter the terms or one or both of the parties exercises their right, in accordance with the terms of the Agreement, to terminate the Agreement.

     Eric Warm, Vice President and Chief Operating Officer. On August 1, 1998, the Company entered into a three-year employment agreement (the "Agreement") with Mr. Warm whereby Mr. Warm will serve as Chief Operating Officer and a member of the Board of Directors. The Agreement called for annual base compensation of $200,000 in 1999 and 2000 respectively, with 1999 bonuses based upon Company earning a minimum net income of $250,000 and bonus payments ranging from $25,000 to $62,500 predicated on net income ranging from $250,001 to $500,000. Bonuses in 2000 are based upon the Company earning a minimum net income of $500,000 and bonus payments ranging from $25,000 to $62,500 predicated on net income ranging from $500,001 to $750,000. Additionally, the Agreement provides for a monthly auto allowance of $500 plus insurance and maintenance. On April 4, 1999, the Company and Mr. Warm mutually modified the Agreement, retroactive to April 1, 1999, as a result of the acquisition of Tricom Pictures and Productions, Inc. (See Part I Item 1 -Business), whereby bonuses are to be paid monthly at the discretion of the Compensation Committee of which Mr. Warm is a member. The Agreement is automatically renewable for successive one-year terms unless the parties mutually agree in writing to alter the terms or one or both of the parties exercises their right, in accordance with the terms of the Agreement, to terminate the Agreement.


1998 AMENDED STOCK OPTION PLAN

     On September 10, 1998 the Board of Directors adopted the Company's 1998 Stock Option Plan (the "Plan"). On December 1, 1998, the Plan was amended by Consent of the Board of Directors and Majority Shareholders to increase the number of shares of common stock which may be purchased by option (the "Plan Option" as hereinafter defined), from 1,500,000 to 3,000,000.

     The Company believes the Plan will foster an increase in proprietary interest in the Company by its directors, officers, employees and consultants, and to align more closely their interests with the interests of the Company's shareholders. The Plan will also aid the Company in attracting and retaining the services of experienced and highly qualified employees and professionals. The Board of Directors or a Committee of the Board of Directors (the "Committee"), of the Company, will administer the Plan which includes, without limitation, the selection of the person(s) who will be granted Plan Options under the Plan, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price.

     Plan Options granted under the Plan may either be options qualifying as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not so qualify ("Non-Qualified Options"). In addition, the Plan also allows for the inclusion of a reload option provision ("Reload Option"), which permits an eligible person to pay the exercise price of the Plan Option with shares of Common Stock owned by the eligible person and to receive a new Plan Option to purchase shares of Common Stock equal in number to the tendered shares. Any Incentive Option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value (as defined) of the underlying shares on the date of such grant, but the exercise price of any Incentive Option granted to an eligible employee owning 10% of the Company's Common Stock must be at least 110% of such fair market value as determined on the date of the grant. The term of each Plan Option and the manner in which it may be exercised is determined by the Board of Directors or the Committee, provided that no Plan Option may be exercisable more than 10 years after the date of its grant and in the case of an Incentive Option granted to an eligible employee owning more than 10% of the Company's Common Stock, no more than five years after the date of the grant. The exercise price of Non-Qualified Options shall be determined by the Board of Directors or the Committee.

     The per share purchase price of shares subject to the Plan Options granted under the Plan may be adjusted in the event of certain changes in the Company's capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of Plan Options granted under the Plan. Officers, directors, key employees and consultants of the Company and its subsidiaries will be eligible to receive Non-Qualified Options under the Plan. Only officers, directors, and employees of the Company who are employed by the Company or by any subsidiary thereof are eligible to receive Incentive Options.

     All Plan Options are non-assignable and non-transferable, except by will or by the laws of descent and distribution, during the lifetime of the optionee, and may be exercised only by such optionee. If an optionee's employment is terminated for any reason (other than death or disability or termination for cause), or if an optionee is not an employee of the Company but is a member of the Company's Board of Directors and his service as a Director is terminated for any reason (other than death or disability), the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date or 30 days following the date of his termination. If the optionee dies during the term of his employment, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date of the Plan Option or the date one year following the date of the optionee's death. If the optionee is permanently and totally disabled within the meaning of Section 22(c) (3) of the Internal Revenue Code of 1986, the Plan Option granted to him lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of such disability.

     The Board of Directors or the Committee may amend, suspend or terminate the Plan at any time, except that no amendment shall be made which (i) increases the total number of shares subject to the Plan or changes the minimum purchase price therefor (except in either case in the event of adjustments due to changes in the Company's capitalization), (ii) affects outstanding Plan Options or any exercise right thereunder, (iii) extends the term of any Plan Option beyond ten years, or (iv) extends the termination date of the Plan. Unless the Plan shall theretofore have been suspended or terminated by the Board of Directors, the Plan shall terminate approximately 10 years from the date of the Plan's adoption. Any such termination of the Plan shall not affect the validity of any Plan Options previously granted thereunder.

     As of December 31, 1999, 2,365,220 Plan Options are outstanding pursuant to the Plan. The following table summarizes the status of the Options issued and outstanding:

                            Number of Securities       Exercise Price    Expiration
Date of Grant                  Underlying Options           Per Share         Date
-----------------          ----------------------      --------------   --------------
Sep. 10, 1998 (1)                  6,375                 $ 35.625       Sep.  9, 2003
Dec. 22, 1998 (2)                150,000                 $  1.00        Dec. 21, 2003
Forfeitures   (3)                   (470)                $ 35.625       Sep.  9, 2003
                              -----------
Balance at December 31, 1998     155,905
Apr.  1, 1999   (2)              800,000                $  2.375        Mar. 31, 2004
Apr.  1, 1999   (4)               50,000                $  1.00         Mar. 31, 2004
Oct. 10, 1999   (4)              247,000                $  0.8125       Oct.  9, 2004
Oct. 10, 1999   (4)            1,119,635                $  0.89375      Oct.  9, 2004
Forfeitures     (3) (5)           (9,320)                    (5)             (5)
                              -----------
Balance at December 31, 1999   2,363,220  (6)            Sep. 9, 2003 - Mar. 31, 2004
                               ==========

Notes:
(1) Options vest upon grantee's completion of 36 months of employment from initial hire date. No grantee's options had vested as of the date of grant.

(2)  All options vest upon date of grant.

(3)  All options expired as a result of grantee's termination of employment.

(4) All options vest upon completion of 24 months of employment from date of grant.

(5) 1,320 options expired from the September 10, 1998 grant, 3,000 options expired from the second April 1, 1999 grant and 5,000 options from the first October 10, 1999 grant.

(6) As of December 31, 1999, 954,585 options had vested, none of which were exercised. The remaining 1,408,635 options outstanding as of December 31, 1999 had not vested nor were exercised.


EXECUTIVE BONUS PLAN

     In conjunction with the acquisition of Tricom, the Company's Board of Directors ("Board") formed the Compensation Committee ("Committee") on April 1, 1999 to reward executive officers and other key employees based upon the performance of the Company and such individuals. Under the Plan, the Committee may recommend subject to the Board's approval bonuses from time to time. The Committee is comprised of Messrs. Alfieri, Levine and Warm and Mr. Wayne Gill, a principal of the law firm Gill & Associates, P.A. who performs legal services on behalf of the Company. Mr Gill received 5,000 shares of Common Stock of the Company and $32,000 of fees in connection with legal services rendered on behalf of the Company. Mr. Gill received no compensation for his services as a member of Compensation Committee. Messrs. Alfieri, Levine and Warm are also members of the Board.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth certain information regarding the Company's Common Stock beneficially owned on February 29, 2000, for (i) each shareholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities to which the person has the right to acquire beneficial ownership within sixty (60) days. At February 29, 2000, there were 12,514,702 Shares ("Shares") of the Company's Common Stock, par value $.001 (the "Common Stock") outstanding.

Name and Address of       Number of Shares of Common           Percentage of
Beneficial Owner (1)       Stock Beneficially Owned         Beneficial Ownership
----------------------    -------------------------        ---------------------

Mark Alfieri                      5,052,855 (2)                   37.7%
Jack Alan Levine                  5,057,300 (3)                   37.7%
Eric Warm                         1,537,655 (4)                   12.0%
Mark Weicher                             -  (5)                    -.-%
All Executive Officers and
Directors as a Group (4 persons) 11,657,810                       79.9%

--------------------------------------------------

(1) Unless otherwise indicated, the address of each of the listed beneficial owners identified is 2001 West Sample Road, Pompano Beach, Florida 33064.

(2) Mr. Alfieri is Chief Executive Officer, Director, President and Treasurer of the Company. Includes options to purchase 61,905 Shares at $1.00 per Share through December 21, 2003, 348,000 Shares at $2.375 per Share through March 31, 2004 and 486,300 Shares at $0.89375 per Share through October 9, 2004. Includes 3,702,500 shares held by the Alfieri-Eade Family Limited Partnership #1 of which Mr. Alfieri is the general partner.

(3) Mr. Levine is Chairman of the Board of Directors, Vice President and Secretary of the Company. Includes options to purchase 61,905 Shares at $1.00 per Share through December 21, 2003, 348,000 Shares at $2.375 per Share through March 31, 2004 and 485,870 Shares at $0.89375 per Share through October 9, 2004. Includes 3,702,500 shares held by the Jack Alan Levine Family Limited Partnership #1 of which Mr. Levine is the general partner.

(4) Mr. Warm is Chief Operating Officer and a Director of the Company. Includes options to purchase 26,190 Shares at $1.00 per Share through December 21, 2003, 104,000 Shares at $2.375 per Share through March 31, 2004 and 147,465 Shares at $0.8975 per Share.

(5) Mr. Weicher is Chief Financial Officer of the Company. Does not include options to purchase 5,000 Shares at $1.00 per Share through March 31, 2004 and 5,000 Shares at $0.8125 per Share through October 9, 2004.
     The initial grant vests upon the completion of 24 months with the Company (January 24, 2001)and the latter grant vests two years from date of grant (October 10, 1999). Mr. Weicher's percentage of beneficial ownership is less than 0.01%.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     On February 10, 1999 the Company announced plans to acquire Tricom in exchange for 10 million shares of the Company's Common Stock, subject to receiving a fairness opinion reflecting a valuation of Tricom of not less than $10 million. The Company's Board of Directors retained the services of an independent experienced business appraisal firm to make such a determination. The firm concluded that based on its review and analysis of the transaction and all relevant factors and data, the fair market value of Tricom approximated $11.4 million and that the transaction was fair to the shareholders of the Company from a financial point of view. On March 8, 1999, the Company completed its acquisition of Tricom based on the previously announced terms. Tricom was 85% owned by three Executive Officers of the Company (Messrs. Alfieri, Levine and Warm) at the time of acquisition and the remaining five shareholders of Tricom (Messrs. R. Secreto, D. Campbell, N. Ferber, C. Grossman and G. Grossman) were existing stockholders of the Company prior to the acquisition. On the date the Company's shares were issued to the Tricom stockholders (March 8, 1999), the market value of the stock issued approximated $28,750,000.

     As of February 1, 1999, the Company advanced $97,000 to a company, Legal Street Enterprises, Inc., which is 67% owned by the Executive Officers (Messrs. Alfieri and Levine, individually; 33.333% each) of the Company. Interest payments at the rate of 8% per annum commence on August 1, 1999 and for 59 consecutive months thereafter. A balloon payment of the full principal amount is due with the 60th month payment. Legal Street prepaid the interest for the period of February 1999 through December 1999 ($7,200) in September 1999, however, after review of Legal Street's financial condition by the Company's management, the Company has opted to fully provide for potential loss of the full value of the Note as of December 31, 1999. Additionally, the Company rendered television production services during 1999 totaling $24,000 which has been paid in full.

     On September 1, 1999, the Company entered into a master lease agreement to lease $276,000 of television production, transportation and office equipment with a corporation owned by two executive officers (Messrs. Alfieri and Levine) of the Company. The terms of the debt require monthly payments of $21,910 (inclusive of principal, interest, at 13.55% per annum, and sales tax) commencing on September 1, 1999 and for eleven months thereafter. The Company has the option to prepay the purchase of the equipment at its fair market value deemed to be 10% of the cost of the equipment ($27,000). The Company exercised its option at the inception of the lease.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
-------------------------------------------

(a) There were no reports on Form 8-K filed by the Registrant during the period of July 14, 1999, the effective date of the Registration Statement and December 31, 1999.

(b)  Exhibits

     Exhibit
      Number                         Description
     -------                        --------------------------------------------
       2     *                     Agreement and Plan of Reorganization *
       2.1   *                     Merger Agreement of February 9, 1999 *
       3.1   *                     Articles of Incorporation *
       3.1.2 *                     Certificate of Amendment of Articles of
                                    Incorporation dated August 16, 1996 *
       3.1.3 *                     Certificate of Amendment of Articles of
                                    Incorporation dated June 25, 1998 *
       3.1.4 *                     Certificate of Amendment of Articles of
                                    Incorporation dated February 9, 1999 *
      10.2   *                     Executive Employment Agreement dated June 29,
                                    1998 between Registrant and Mark Alfieri *
      10.3   *                     Executive Employment Agreement dated June 29,
                                    1998 between Registrant and Jack Levine *
      10.4   *                     Executive Employment Agreement dated
                                    August 18, 1998 between Registrant and
                                    Eric Warm *
      10.5   *                     bid4it tm Seller Agreement *
      10.6   *                     Yahoo! Shopping Insertion Order *
      21     *                     Subsidiaries of Registrant *

      99     *                     Shop T.V., Inc. 1999 Stock Option Plan *
      99.1   *                     Promissory Note of February 1, 1999 between
                                    Registrant and Legal Street Enterprises,
                                    Inc. *
      ------------------------
      * Exhibits have been previously filed with Registrant's Form 10-SB General Form for Registration and Amendments thereto.



                                     SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                             SITE2SHOP.COM, INC.
                                               (Registrant)

                                       By:  /s/ MARK ALFIERI
                                           -----------------
                                                MARK ALFIERI
                                         CHIEF EXECUTIVE OFFICER

March 10, 2000

IN ACCORDANCE WITH THE SECURITEIS EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

/s/ MARK ALFIERI               Chief Executive Officer and        March 20, 2000
----------------                          Director
    MARK ALFIERI

/s/ JACK LEVINE                Chairman of the Board and          March 20, 2000
---------------                          Secretary
    JACK LEVINE

/s/ ERIC WARM                  Chief Operating Officer and        March 20, 2000
---------------                          Director
    ERIC WARM

/s/ MARK WEICHER               Chief Financial Officer            March 20, 2000
----------------
    MARK WEICHER