Form 10QSB
period 2000-03-31
SITE2SHOP COM INC
filed 2000-05-12
CIK 1066849

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB



(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2000

                                                     Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _______________   to  ___________________________



Commission File Number:0-26093
                       ---------------------------------------------------------

                                 SITE2SHOP.COM,INC.
             (Exact name of registrant as specified in its charter)


         Nevada                                           88-0382813
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


2001 West Sample Road, Suite 101, Pompano Beach, Florida         33064
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


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
Yes X   No
   ---    ---

   As of April 30, 2000, the registrant had a total of 12,514,702 common shares outstanding.

                               SITE2SHOP.COM, INC.

                              Index to Form 10-QSB

                                 March 31, 2000


PART I.   FINANCIAL INFORMATION
                                                                          Page
                                                                        --------
 Item 1.  Condensed Consolidated Financial Statements (Unaudited)

   Condensed Balance Sheets at December 31, 1999 and March 31, 2000           3

   Condensed Consolidated Statements of Operations for the three
     months ended March 31, 2000 ..................................           4

   Condensed Consolidated Statements of Cash Flows for the three
     months ended March 31, 2000 ..................................           5

   Notes to Condensed Consolidated Financial Statements ...........       6 - 7

 Item 2.  Management's Discussion and Analysis Operations or Plan
            of Operations .........................................       8 -10

PART II.  OTHER INFORMATION
 Item 2. Changes in Securities ....................................          11
 Item 5. Other Matters ............................................          11
 Item 6. Exhibits and Reports on Form 8-K .........................          11

                               SITE2SHOP.COM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         December 31,      March 31,
                                                                            1999             2000
                                                                        ------------      ----------
                                                                             (Audited)    (Unaudited)
                                Assets
Current assets:
  Cash and cash equivalents .........................................  $    450,157      $    352,141
  Accounts receivable, net of allowance for doubtful accounts
     of $0 and $49,275 ..............................................     1,589,438         1,419,719
  Inventory .........................................................        22,030            20,765
  Prepaid and other current assets ..................................        62,755            51,306
                                                                        ------------      ------------
                Total current assets ................................     2,124,380         1,843,931

Equipment and leasehold improvements, net ...........................       935,959           910,843

Other assets ........................................................       113,553           135,045
                                                                        ------------      ------------
                 Total assets .......................................  $  3,173,892      $  2,889,819
                                                                        ============      ============

                 Liabilities and stockholders' deficit
Current liabilities:
  Bank overdraft ....................................................  $    207,198      $    241,103
  Accounts payable and accrued expenses .............................       729,922           457,398
  Deferred income taxes payable .....................................     1,089,000           920,000
  Capital lease obligations-current portion .........................        23,498            18,589
  Capital lease obligations- related party- current portion .........       167,182                --
  Deferred revenue ..................................................     2,403,241         2,962,674
                                                                        ------------      ------------
                 Total current liabilities ..........................     4,620,041         4,599,764

Stockholders' deficit:
  Common stock, $.001 par value:
  Authorized 150,000,000 shares;
  issued and outstanding, 12,479,702 and 12,514,702 shares
     respectively ...................................................        12,480            12,515
  Additional paid-in capital ........................................     1,515,488         1,583,852
  Deferred compensation .............................................      (107,639)         (141,965)
  Accumulated deficit ...............................................    (2,866,478)       (3,164,347)
                                                                        ------------      ------------
                 Total stockholders' deficit ........................    (1,446,149)       (1,709,945)
                                                                        ------------      ------------
                 Total liabilities and stockholders' deficit ........  $  3,173,892      $  2,889,819
                                                                        ============      ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               SITE2SHOP.COM, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                              Three months ended March 31,
                                             -------------------------------
                                                  1999          2000
                                              ----------     ----------

Revenues ............................       $  2,171,586   $  1,983,735

Cost of revenues ....................            398,678        612,207
                                             ------------   ------------
Gross margin ........................          1,772,908      1,371,528

Selling expenses ....................            469,557        668,578
General and administrative expenses .            678,556      1,169,818
                                             ------------   ------------
                                               1,148,113      1,838,396
                                             ------------   ------------

Operating income (loss) .............            624,795       (466,868)
Income taxes (benefit) ..............            233,000       (169,000)
                                             ------------   ------------
Net income (loss) ...................       $    391,795   $   (297,868)
                                             ============   ============

Net income (loss) per share- basic ..       $       0.03   $      (0.02)
                                             ============   ============
Net income (loss) per share- diluted        $       0.03   $      (0.02)
                                             ============   ============

Weighted average number of shares-basic       11,483,649     12,508,850
                                             ============   ============
Weighted average number of shares
   outstanding- diluted .............         11,496,451     12,508,850
                                             ============   ============















The accompanying notes are an integral part of the condensed consolidated financial statements.

                               SITE2SHOP.COM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  Three months ended March 31,
                                                                  ----------------------------
                                                                       1999        2000
                                                                    ----------   ----------
Operating activities
Net income (loss) ............................                      $ 391,795    $(297,868)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization ..................................     40,512       75,553
  Provision for deferred income taxes (benefit) ..................    233,000     (169,000)
  Amortization of deferred compensation ..........................         --       34,073
  Provision for bad debts ........................................         --       49,275
  Changes in operating assets and liabilities:
   Accounts receivable ...........................................   (378,222)     120,444
   Inventory .....................................................         --        1,265
   Prepaid expenses and other current assets  ....................     (9,655)       1,244
   Other assets ..................................................     (8,393)     (22,759)
   Accounts payable and accrued expenses .........................   (137,574)    (272,524)
   Deferred revenue ..............................................    211,620      559,433
                                                                     ---------    ---------
Net cash provided by operating activities ........................    343,083       79,136
                                                                     ---------    ---------

Investing activities
Capital expenditures .............................................    (54,532)     (38,966)
                                                                     ---------    ---------
Cash used in investing activities ................................    (54,532)     (38,966)
                                                                     ---------    ---------

Financing activities
Proceeds from sale of common stock ...............................    223,200           --
Increase (decrease) in bank overdraft ............................    (97,941)      33,905
Note to related parties ..........................................    (10,000)          --
Repayment of capital lease obligations- related parties ..........         --     (167,182)
Repayment of capital lease obligations ...........................     (8,599)      (4,909)
                                                                     ---------    ---------
Net cash provided by (used in) financing activities ..............    106,660     (138,186)
                                                                     ---------    ---------
Net increase (decrease) in cash and cash equivalents .............    395,211      (98,016)
Cash and cash equivalents, beginning of period ...................     50,645      450,157
                                                                      --------    ---------
Cash and cash equivalents, end of period .........................  $ 445,856    $ 352,141
                                                                     =========    =========

Supplemental disclosures of cash flow information
Cash paid during the period for:
 Interest ........................................................  $      90    $     539
                                                                     =========    =========
 Interest- related party .........................................  $      --    $   8,095
                                                                     =========    =========
 Taxes ...........................................................  $      --    $   1,077
                                                                     =========    =========
Non-cash financing activities:
 Common stock issued for acquisition .............................  $  10,000    $      --
                                                                     =========    =========
 Common stock issued for future services .........................  $      --    $  68,399
                                                                     =========    =========
 Reacquisition of common stock ...................................  $  26,875    $      --
                                                                     =========    =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                               SITE2SHOP.COM, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2000

1.  BASIS OF PRESENTATION AND OPERATIONS
----------------------------------------

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Site2Shop.Com, Inc. ("Site2Shop.Com" or the "Company") audited financial statements for the year ended December 31, 1999.

    Prior to July 1, 1998, the Company, a Nevada corporation, was not actively engaged in revenue generating activities and lacked substantial assets, liabilities or marketable products and services. On July 1, 1998, the Company commenced active operations as a marketer of its vendors products through (i) a half-hour shop-at-home television program, (ii) its internet website and (iii) a commercial retail store.

    On February 9, 1999, the Company entered into an agreement to merge with Tricom, a privately held Florida corporation engaged in the marketing, production and distribution of television programming, into a wholly owned subsidiary. The stockholders of Tricom, three of whom are the Executive Officers of the Company and owned 71% collectively of the common stock of the Company (85% of Tricom) and five (remaining) stockholders collectively owned 5.6% of the common stock of the Company (15% of Tricom). Under the terms of the agreement, the Tricom stockholders exchanged their shares at a ratio of 100,000 to 1 for a total of 10 million shares. As a result of the merger, the Executive Officers of the Company and the remaining five Tricom stockholders collectively owned 83.1% and 13.7% respectively, of the common stock of the Company. As both companies were under common control, the combination of the two companies is deemed to be a purchase and accounted for "as if" a pooling of interests, whereby the combined assets and liabilities are recorded on an historical basis. Accordingly, the audited Balance Sheet as of December 31, 1999 represents the financial condition of the Company as if the merger occurred as of December 31, 1998. The unaudited Statements of Operations for the three month period ended March 31, 1999 and the unaudited Statement of Cash Flows for the three month period ended March 31, 1999 reflect the combined operations and cash flows for the period then ended.


2.   SIGNIFICANT EVENTS
-----------------------

    On January 2, 2000, the Company entered into a consulting agreement ("Agreement") with a corporation to provide the Company financial advisory and marketing services in consideration of receipt by a principal of the corporation of 25,000 shares of the Company's common stock. The term of the Agreement is the later of one year from the date of the Agreement or the consummation of a merger with or acquisition of a candidate introduced by the corporation, but in no event to exceed two years from the date of the Agreement. The market value of the shares of common stock at the time of issuance was $55,100.

                               SITE2SHOP.COM, INC.
         Notes to Condensed Consolidated Financial Statements-Continued
                                   (Unaudited)
                                 March 31, 2000


2.  SIGNIFICANT EVENTS- (Continued)
-----------------------------------

    On January 2, 2000, the Company issued 10,000 shares of its common stock to a corporation to provide employee counseling services to the employees of the Company on an as needed basis for a period of one year. The market value of the shares of common stock at the time of issuance was $13,300.

    On March 16, 2000, the Company, at its option, prepaid the entire unpaid balance ($109,500) of the capital master lease payable to a related party which is 100% owned by two Executive Officers of the Company and who own 67% of the Company. The lease covered production, transportation and office equipment and was payable in monthly installments of $21,910 (inclusive of interest at 13.5% per annum and sales tax); the last payment due in August 2000. No gain or loss was recorded upon payment.


3.  SUBSEQUENT EVENT
--------------------

    On April 3, 2000, the Company's Board of Directors, subject to approval by shareholders at the annual meeting increased the number of shares of common stock available for option under the 1998 Employee Stock Option Plan from 3,000,000 million shares to 5,000,000 shares. In addition, the Company registered the 5,000,000 shares of common stock with United States Securities and Exchange Commission on May 1, 2000.

                               SITE2SHOP.COM, INC.

         PART I. ITEM 2- MANAGEMENT'S DISCUSSION OR PLAN OF OPERATIONS

                                 March 31, 2000
                                   (UNAUDITED)




    The following discussion of the results of the operations and financial condition of Site2Shop.Com, Inc. ("Site2Shop.Com" and the "Company") should be read in conjunction with Site2Shop.Com's Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report and the Company's Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 1999.

Overview

    The Company is engaged in engaged in the marketing, production and distribution of television programs. The Company produces both educational half-hour television programs through its wholly owned subsidiary, Tricom and half-hour shop-at-home television programming through the Site2Shop.com TV program of its Site2Shop TV, Inc. ("Site2Shop") subsidiary. All programs are distributed to national audiences through a combination of any and all of the following: ABC affiliates, NBC affiliates, CBS affiliates, FOX affiliates, UPN affiliates and WB affiliates (collectively "network affiliates"), independent television stations and targeted cable networks. Products and services featured on the Site2Shop.com TV program are also sold through the Company's websites, other e-commerce websites and the Company's retail store at the Pompano Square Mall, Pompano Beach, Florida.

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

Results of Operations

COMPARISON of the THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED
   MARCH 31, 1999.


    Net Revenues in 2000 were $1,984,000, a decrease of $188,000 or 8.6% over the same period in 1999. The decrease is attributable to the decrease in Tricom revenues of $436,000 for the period primarily as a result of a greater commitment of effort, manpower and resources to the production of Site2Shop's television programming resulting in an increase of $229,000 in Site2Shop's television programming revenue over 1999. Due to the competitive pricing pressures of the marketplace, the Company made a strategic decision in the latter part of 1999 whereby the length of each segment of an educational television program would be reduced by approximately 40% and the insertion fee charged clients was reduced commensurately on all new contracts during the fourth quarter of 1999. Although the time to produce such segments was reduced, the commitment of manpower to shop-at-home television programming and the reduction in fee outweighed the beneficial effects of the reduction in time of the production process. The remaining increase of $19,000 of revenues in 2000 is primarily a result of product sales featured on Site2Shop's television programming and websites. At March 31, 2000, the Company's backlog (signed contracts for which the Company has not performed any services and customer payment has yet to be received) totaled $1,076,000 ($845,000 at Site2Shop and $231,000 at Tricom) as compared to $1,823,000 at March 31, 1999 ($1,399,000 at
Site2Shop and $424,000). The reduction in backlog is attributable to production efficiencies whereby production commenced in the current quarter on more contracts that were executed during current quarter, offset by the decrease in the insertion fee associated with educational television programming contracts.

    Cost of Revenues increased to $612,000, or 53.6% and increased to 30.9% of net revenues in 2000 from $399,000 and 18.4% of net revenues in 1999. The increase in expenses is attributable to an increase in salary and wages ($70,000), television airtime ($37,000) and talent ($42,000) at Tricom in order to meet the production requirements of Site2Shop. Additionally, expenses at Site2Shop in 2000 related to the cost products (featured on shop-at-home television programming) sold on the internet and the Company's retail store increased by $20,000.

    Selling Expenses were $669,000 during 2000, an increase of $199,000 from 1999. Selling expenses in 2000 were 33.7% of net revenues as compared to 21.6% in 1999. Selling expenses at Site2Shop increased by $194,000 in 2000 as a result of establishing a sales infrastructure necessary to develop and generate sales at the two marketing offices opened during the latter half of 1999.

    General & Administrative Expenses were $1,170,000 during 2000, an increase of $491,000 from 1999. These expenses constituted 59% of net revenues in 2000 as compared to 31.2% in 1999. Site2Shop expenses for 2000 totaled $817,000, representing an increase of $476,000 over 1999, $162,000 associated with the fixed operating costs associated with two new marketing offices and $264,000 in salaries, wages and benefits associated with building and enhancing a management infrastructure.


Liquidity and Capital Resources

    The three months ended March 31, 1999 reflect the consolidated cash flows of the Company inclusive of the operations and cash flows of Tricom since January 1, 1999 as a result of the merger of the two common controlled entities in February 1999.

    The Company generated $79,000 from operating activities in 2000 as opposed to $343,000 during the same period in 1999. The decrease in 2000 is attributable to a net loss of $298,000, a decrease in deferred income taxes payable ($169,000) as a result of the loss and accounts payable and accrued expenses ($273,000) offset by an increase in accounts receivable ($120,000) and deferred revenue ($559,000). Cash used in operating activities totaled $39,000 in 2000 and $55,000 in 1999 primarily as a result of capital expenditures relating to the upgrade of computer hardware and software in order to promote operating
efficiency  and  addressing  Year  2000  compliance.   Cash  used  in  financing
activities in 2000 totaled $138,000 whereas cash provided in 1999 totaled $107,000. The Company, at its option, prepaid the entire unpaid balance ($110,000), in addition to the scheduled repayments of $57,000, of the capital master lease payable to a related party which is 100% owned by two Executive Officers of the Company and who own 67% of the Company.

    Although the Company has a working capital deficiency of $2,756,000 and a Stockholders' Deficit of $1,710,000 at March 31, 2000, the Company believes that cash and cash equivalents and cash generated from its current level of operations to be sufficient to meet its working capital requirements over the balance of the current year. The Company continues to seek opportunities for growth either through the opening of new offices, enhancing and increasing production capacity, acquisitions, additional distribution channels of its shows' participants products and services and any and all combinations thereof, and in connection therewith, may seek to raise cash in the form of equity, bank debt or other debt financing, or may seek to issue stock as consideration for acquisition targets.


Statement Regarding Forward-Looking Statements.

    This Quarterly Report includes "forward-looking statements" within the meaning of Section 27A of the Exchange Act which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including but not limited to the demand for the Company's products and services and the costs associated with such goods and services. All other statements other than statements of historical fact included in this
Quarterly  Report  including,   without  limitation,   the  statements  under
"Management's Discussion or Plan of Operations" and elsewhere in this Quarterly Report, are forward-looking statements. While the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities
-----------------------------


    On January 2, 2000, the Company issued 35,000 shares of its common stock, in aggregate, to two consultants for services to be rendered over a period ranging from one to two years from the respective dates of issuance. The aggregate market value of the issued shares based on the fair market value on the date of issuance was $68,400.


Item 5. Other Information
-------------------------

    On April 3, 2000, the Company's Board of Directors, subject to approval by shareholders at the annual meeting, increased the number of shares of common stock available for option under the 1998 Employee Stock Option Plan from 3,000,000 shares to 5,000,000 shares. In addition, the Company registered the 5,000,000 shares of common stock with United States Securities and Exchange Commission on May 1, 2000.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


Site2Shop.Com, Inc.
--------------------
(Registrant)


/s/  Mark Alfieri                                       /s/  Mark Weicher
-----------------                                       ------------------
Mark Alfieri                                             Mark Weicher
President                                                Chief Financial Officer

Dated: May, 9, 1999