Form 10QSB
period 2000-06-30
SITE2SHOP COM INC
filed 2000-08-03
CIK 1066849

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB



(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2000

                                                     Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from  ________________  to  __________________________


Commission File Number:0-26093


                              SITE2SHOP.COM, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Nevada                                           88-0382813
-------------------------------         ------------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)


2001 West Sample Road, Suite 101, Pompano Beach, Florida          33064
------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


                                 (954) 969-1010
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not applicable
--------------------------------------------------------------------------------
(Former name former address and former fiscal year,if changed since last report)


   Check  whether  the  issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---
As of July 31,2000,the registrant had a total of 12,514,702 common shares outstanding.






                               SITE2SHOP.COM, INC.

                              Index to Form 10-QSB

                                  June 30, 2000



                                                                            Page
Item 1. Condensed Consolidated Financial Statements (Unaudited)

   Condensed Balance Sheets at December 31, 1999 and June 30, 2000             3

   Condensed Consolidated Statements of Operations for the three months
       and six months ended June 30, 2000                                      4

   Condensed Consolidated Statements of Cash Flows for the six months
       months ended June 30, 2000                                              5

   Notes to Condensed Consolidated Financial Statements                   7 -  8

Item 2. Management's Discussion and Analysis or Plan of Operations        9 - 11

PART II.  OTHER INFORMATION
   Item 2. Changes in Securities                                              12
   Item 5. Other Matters                                                      12
   Item 6. Exhibits and Reports on Form 8-K                                   12

                               SITE2SHOP.COM, INC.

                      Condensed Consolidated Balance Sheets

                                                                       December 31,      June 30,
                                                                          1999             2000
                                                                      ------------      -----------
                                                                        (Audited)       (Unaudited)
                                Assets
Current assets:
 Cash and cash equivalents.....................................     $   450,157       $   554,780
 Accounts receivable, net of allowance for doubtful accounts
   of $0 and $ 80,000..........................................        1,589,438           886,560
 Inventory.....................................................           22,030             5,262
 Prepaid and other current assets..............................           62,755            99,555
                                                                     ------------      ------------
                Total current assets...........................        2,124,380         1,546,157

Equipment and leasehold improvements, net......................          935,959           939,960

Investment.....................................................               --           150,000

Other assets...................................................          113,553           131,502
                                                                     ------------      ------------
                 Total assets..................................     $  3,173,892      $  2,767,619
                                                                     ============      ============

                 Liabilities and stockholders' deficit
Current liabilities:
 Bank overdraft................................................     $    207,198      $      9,849
 Accounts payable and accrued expenses.........................          729,922           672,401
 Deferred income taxes payable.................................        1,089,000           969,000
 Capital lease obligations-current portion.....................           23,498            13,527
 Capital lease obligations- related party- current portion.....          167,182                --
 Deferred revenue..............................................        2,403,241         2,701,512
                                                                     ------------      ------------
                 Total current liabilities.....................        4,620,041         4,366,289

Stockholders' deficit:
 Common stock, $.001 par value:
  Authorized 150,000,000 shares;
  issued and outstanding, 12,479,702and 12,514,702 shares,
  respectively.................................................           12,480            12,515
 Additional paid-in capital....................................        1,515,488         1,581,665
 Deferred compensation.........................................         (107,639)         (107,866)
 Accumulated deficit...........................................       (2,866,478)       (3,084,984)
      Total stockholders' deficit..............................       (1,446,149)       (1,598,670)
                                                                     ------------      ------------
                  Total liabilities and stockholders' deficit..     $  3,173,892      $  2,767,619
                                                                     ============      ============

The accompanying notes are an integral part of the condensed consolidated financial statements.


                               SITE2SHOP.COM, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                            Six months ended June 30,      Three months ended June 30,
                                           ----------------------------    -----------------------------
                                                1999            2000             1999           2000
                                            ------------   ------------     ------------   ------------

Revenues................................    $ 4,840,928    $ 4,910,060      $ 2,669,342    $ 2,926,325

Cost of revenues........................      1,064,682      1,374,271          666,004        762,064
                                             ----------     -----------      ----------     -----------
Gross margin............................      3,776,246      3,535,789        2,003,338      2,164,261
                                             ----------     -----------      ----------     -----------

Selling expenses........................      1,274,409      1,552,911          804,852        884,333
General and administrative expenses.....      1,668,388      2,321,384          989,832      1,151,566
                                             ----------     -----------      ----------     -----------
                                              2,942,797      3,874,295        1,794,684      2,035,899
                                             ----------     -----------      ----------     -----------

Operating income (loss).................        833,449       (338,506)         208,654        128,362
Income taxes (benefit)..................        332,000       (120,000)          99,000         49,000
                                             ----------     -----------      ----------     -----------
Net income (loss).......................    $   501,449    $  (218,506)     $   109,654    $    79,362
                                             ==========     ===========      ==========     ===========

Net income (loss) per share- basic.......   $      0.04    $     (0.02)     $      0.01    $      0.01
                                             ==========     ===========      ==========     ===========
Net income (loss) per share- diluted.....   $      0.04    $     (0.02)     $      0.01    $      0.01
                                             ==========     ===========      ==========     ===========

Weighted average number of shares
   outstanding- basic....................    11,957,135     12,511,776       12,425,702     12,514,702
                                             ==========     ===========      ==========     ===========
Weighted average number of shares
   outstanding- diluted..................    11,973,131     12,511,776       12,454,649     13,085,721
                                             ==========     ===========      ==========     ===========














The accompanying notes are an integral part of the condensed consolidated financial statements.



                               SITE2SHOP.COM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             Six months ended June30,
                                                                         ------------------------------
                                                                               1999             2000
                                                                         ------------       -----------
Operating activities
Net income (loss)...................................................     $   501,449        $ (218,506)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization.....................................          56,793           167,408
  Provision for deferred income taxes (benefit).....................         332,000          (120,000)
  Stock options issued for services.................................          68,750               --
  Amortization of deferred compensation.............................             --             68,172
  Provision for bad debts...........................................             --             80,000
  Changes in operating assets and liabilities:
   Accounts receivable..............................................        (593,055)          622,878
   Inventory........................................................         (97,591)           16,768
   Prepaid expenses and other current assets........................         (13,748)          (70,050)
   Other assets.....................................................         (12,206)          (20,478)
   Accounts payable and accrued expenses............................          40,058           (57,521)
   Deferred revenue.................................................         239,585           148,271
                                                                          -----------        ----------
Net cash provided by operating activities...........................         522,035           616,942
                                                                          -----------        ----------

Investing activities
Capital expenditures................................................        (135,663)         (135,630)
Increase in note receivable- related party..........................         (10,000)              --
                                                                          -----------        ----------
Cash used in investing activities...................................        (145,663)         (135,630)
                                                                          -----------        ----------

Financing activities
Proceeds from sale of common stock...................................      1,000,000               --
Common stock registration fees.......................................            --             (2,187)
Cash acquired in merger..............................................          8,843               --
Decrease in bank overdraft...........................................        (97,941)         (197,349)
Repayment of capital lease obligations- related parties..............            --           (167,182)
Repayment of capital lease obligations...............................        (16,725)           (9,971)
                                                                          -----------        ----------
Net cash provided by (used in) financing activities..................        894,177          (376,689)
                                                                          -----------        ----------
Net increase (decrease) in cash and cash equivalents.................      1,270,549           104,623
Cash and cash equivalents, beginning of period.......................         41,802           450,157
                                                                          -----------        ----------
Cash and cash equivalents, end of period.............................    $ 1,312,351        $  554,780
                                                                          ===========        ==========

Supplemental disclosures of cash flow information
Cash paid during the period for:
   Interest..........................................................    $     2,779        $      925
                                                                          ===========        ==========
   Interest- related party...........................................    $       --         $    8,095
                                                                          ===========        ==========
   Taxes.............................................................    $     1,531        $    1,077
                                                                          ===========        ==========





                               SITE2SHOP.COM, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS-Continued
                                   (UNAUDITED)

                                                                             Six months ended June30,
                                                                         ------------------------------
                                                                               1999             2000
                                                                         ------------       -----------


Non-cash investing activities:
   Investment in common stock of customer in consideration of
     infomercial production fee......................................    $       --         $  150,000
                                                                          ===========        ==========
Non-cash financing activities:
   Common stock issued for acquisition...............................    $    10,000        $      --
                                                                          ===========        ==========
   Common stock issued for future services...........................    $   243,844        $   68,399
                                                                          ===========        ==========
   Reacquisition of common stock.....................................    $    26,875        $      --
                                                                          ===========        ==========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                               SITE2SHOP.COM, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2000

1. BASIS OF PRESENTATION AND OPERATIONS

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period and six month period ended June 30, 2000, respectively, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Site2Shop.Com, Inc. ("Site2Shop.Com" or the "Company") audited financial statements for the year ended December 31, 1999.

    Prior to July 1, 1998, the Company, a Nevada corporation, was not actively engaged in revenue generating activities and lacked substantial assets, liabilities or marketable products and services. On July 1, 1998, the Company commenced active operations as a marketer of its vendors products through (i) a half-hour shop-at-home television program, (ii) its internet websites and (iii) a commercial retail store.

    On February 9, 1999, the Company entered into an agreement to merge with Tricom, a privately held Florida corporation engaged in the marketing, production and distribution of television programming, into a wholly owned subsidiary. The stockholders of Tricom, three of whom are the Executive Officers of the Company and owned 71% collectively of the common stock of the Company (85% of Tricom) and five (remaining) stockholders collectively owned 5.6% of the common stock of the Company (15% of Tricom). Under the terms of the agreement, the Tricom stockholders exchanged their shares at a ratio of 100,000 to 1 for a total of 10 million shares. As a result of the merger, the Executive Officers of the Company and the remaining five Tricom stockholders collectively owned 83.1% and 13.7% respectively, of the common stock of the Company. As both companies were under common control, the combination of the two companies is deemed to be a purchase and accounted for "as if" a pooling of interests, whereby the combined assets and liabilities are recorded on an historical basis. Accordingly, the audited Balance Sheet as of December 31, 1999 represents the financial condition of the Company as if the merger occurred as of December 31, 1998. The unaudited Statements of Operations for the three month period and six month period ended June 30, 1999 respectively, and the unaudited Statement of Cash Flows for the six month period ended June 30, 1999 reflect the combined operations and cash flows for the period then ended.

2. SIGNIFICANT EVENTS

    On May 2, 2000, the Company entered into an agreement ("Agreement") with a corporation to produce and edit a 30 minute television infomercial which describes and promotes the benefits to be derived from use of the corporation's product, a dietary supplement for Irritable Bowel Syndrome and offer the product for sale to the general public. The fee per the Agreement is $400,000 in cash payable at specified times and $150,000 of the corporation's common stock payable within 15 days of execution of the Agreement. Additionally, the Company is to receive royalties from product

                               SITE2SHOP.COM, INC.
         Notes to Condensed Consolidated Financial Statements-Continued
                                   (Unaudited)
                                  June 30, 2000

2. SIGNIFICANT EVENTS- (Continued)

sales, as defined , resulting from the infomercial and other media efforts over a period of two years. On May 9, 2000 the Company received 1,000, 000 shares of the corporation's common stock, the market value of which approximated $150,000 and is recorded as an Investment on the Company's balance sheet as of June 30, 2000. As the number of shares acquired by the Company represents less than 10% of the shares of common stock outstanding of the corporation, the Company accounts for such investment under the cost method of accounting. To date, the Company has received $250,000 in cash payments in accordance with the terms of the Agreement and has recognized $225,000 in contract revenue.

    On April 3, 2000, the Company's Board of Directors, subject to approval by shareholders at the annual meeting increased the number of shares of common stock available for option under the 1998 Employee Stock Option Plan ("Plan") from 3,000,000 million shares to 5,000,000 shares. In addition, the Company registered the 5,000,000 shares of common stock with United States Securities and Exchange Commission on May 1, 2000. As of June 30, 2000, no options granted under the Plan had been exercised.

                               SITE2SHOP.COM, INC.

   PART I. ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                                  June 30, 2000
                                   (UNAUDITED)




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

     Overview

    The Company is engaged in the marketing, production and distribution of television programs. The Company produces educational half-hour television programs and infomercials through its wholly owned subsidiary, Tricom, and half-hour shop-at-home television programming and 30- 120 second direct response commercials through the Site2Shop.com TV program of its Site2Shop TV, Inc. ("Site2Shop") subsidiary. All programming is distributed to national audiences through a combination of any and all of the following: ABC affiliates, NBC affiliates, CBS affiliates, FOX affiliates, UPN affiliates and WB affiliates (collectively "network affiliates"), independent television stations and targeted cable networks. Products and services featured on the Site2Shop.com TV program and direct response commercials are also sold through the Company's websites, other e-commerce websites and the Company's retail store at the Pompano Square Mall, Pompano Beach, Florida.

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

     Results of Operations

COMPARISION OF THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED
 JUNE 30, 1999.


    Net Revenues in 2000 were $4,910,000, an increase of $68,000 or 1.4% over the same period in 1999. The increase is attributable to the increase in Site2Shop's revenues of $574,000 for the period primarily as a result of a greater commitment of effort, manpower and resources to the production of Site2Shop's television programming offset by a decrease of $535,000 in Tricom's television programming revenue over 1999. Due to the competitive pricing pressures of the marketplace, the Company made a strategic decision in the latter part of 1999 whereby the length of each segment of an educational television program would be reduced by approximately 40% and the insertion fee charged clients was reduced commensurately on all new contracts during the fourth quarter of 1999. Although the time to produce such segments was reduced, the commitment of manpower to shop-at-home television programming and the reduction in fee outweighed the beneficial effects of the reduction in time of the production process. The remaining increase of $29,000 of revenues in 2000 is primarily a result of independent production projects ($23,000). At June 30, 2000, the Company's backlog (signed contracts for which the Company has not performed any services and customer payment has yet to be received) totaled $2,019,000 ($1,534,000 at Site2Shop and $485,000 at Tricom) as compared to $972,000 at June 30, 2000 ($514,000 at Site2Shop and $458,000 at Tricom). The
increase in backlog is attributable to an increase in the number of contracts that were executed during current quarter (232 in 2000 and 100 in 1999), offset by the decrease in the insertion fee associated with educational television programming contracts.

    Cost of Revenues increased to $1,374,000, or 29.1% and increased to 28.0% of net revenues in 2000 from $1,065,000 and 22.0% of net revenues in 1999. The increase in expenses is attributable to an increase in salary and wages ($147,000), television airtime ($96,000) and talent ($34,000) at Tricom in order to meet the production requirements of Site2Shop.

    Selling Expenses were $1,553,000 during 2000, an increase of $279,000 from 1999. Selling expenses in 2000 were 31.6% of net revenues as compared to 26.3% in 1999. Selling expenses at Site2Shop increased by $303,000 in 2000 as a result of establishing a sales infrastructure necessary to develop and generate sales at the two marketing offices opened during the latter half of 1999 in south Florida and a third marketing office in New York City opened in the second quarter of 2000.

    General & Administrative Expenses were $2,321,000 during 2000, an increase of $571,000 from 1999. These expenses constituted 47.3% of net revenues in 2000 as compared to 34.5% in 1999. Expenses associated with the fixed operating costs of the three new aforementioned marketing offices in 2000 increased by $126,000 and salaries, wages and benefits associated with building and enhancing a management infrastructure increased in 2000 by $263,000. Additionally, professional fees associated with being a public company increased in 2000 by $66,000.


COMPARISION OF THE THREE MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS ENDED
 JUNE 30, 1999.

    Net Revenues in 2000 were $2,926,000, an increase of $257,000 or 9.6% over the same period in 1999. The increase is attributable to the increase in Site2Shop's revenues of $384,000 for the period primarily as a result of a greater commitment of effort, manpower and resources to the production of Site2Shop's television programming offset by a decrease of $103,000 in Tricom's television programming revenue over 1999.

    Cost of Revenues increased to $762,000, or 14.4% and increased to 26.0% of net revenues in 2000 from $666,000 and 25.0% of net revenues in 1999. The increase in expenses is attributable to an increase in salary and wages
($76,000), television airtime ($60,000) at Tricom in order to meet the production requirements of Site2Shop offset by a decrease in the cost of products(promoted on its television programming) sold at auction websites operated by third parties.

    Selling Expenses were $884,000 during 2000, an increase of $79,000 from 1999. Selling expenses in 2000 and 1999 were 30.2% of net revenues in each respective period. The increase was primarily as a result of establishing a sales infrastructure necessary to develop and generate sales at Site2Shop's two marketing offices opened during the latter half of 1999 in south Florida and a third marketing office in New York City opened in the second quarter of 2000.

    General & Administrative Expenses were $1,152,000 during 2000, an increase of $162,000 from 1999. These expenses constituted 39.4% of net revenues in 2000 as compared to 37.1% in 1999. Expenses associated with the fixed operating costs of the three new aforementioned marketing offices increased by $88,000in 2000 and salaries, wages and benefits associated with the ongoing enhancement of the management infrastructure totaled $39,000.

Liquidity and Capital Resources

    The six months ended June 30, 1999 reflect the consolidated cash flows of the Company inclusive of the operations and cash flows of Tricom since January 1, 1999 as a result of the merger of the two common controlled entities in February 1999.

    The Company generated $617,000 from operating activities in 2000 as opposed to $522,000 during the same period in 1999. The increase in 2000 is attributable to an increase in deferred revenue of $148,000 and depreciation and amortization of $167,000, a decrease in accounts receivable of $623,000 offset by a net loss of $219,000 and a decrease in accounts payable and accrued expenses of $58,000. Cash used in investing activities totaled $136,000 in 2000 and $146,000 in 1999 primarily as a result of the Company investing in production equipment in 2000 in order to expand its production capabilities and enhance its operating efficiency. Cash used in financing activities in 2000 totaled $377,000 whereas cash provided in 1999 totaled $894,000. The Company, at its option, prepaid during the first quarter of 2000 the entire unpaid balance ($110,000), in addition to the scheduled repayments of $57,000, of the capital master lease payable to a related party which is 100% owned by two Executive Officers of the Company and who own 67% of the Company. Additionally, the Company reduced its bank overdraft by $197,000.

    Although the Company has a working capital deficiency of $2,820,000 and a Stockholders' Deficit of $1,599,000 at June 30, 2000, the Company believes that cash and cash equivalents and cash generated and to be generated from its current level and future level of operations to be sufficient to meet its working capital requirements over the balance of the current year. The Company continues to seek opportunities for growth either through the opening of new offices, enhancing and increasing production capacity, acquisitions, additional distribution channels of its shows' participants products and services and any and all combinations thereof, and in connection therewith, may seek to raise cash in the form of equity, bank debt or other debt financing, or may seek to issue stock as consideration for acquisition targets.


Statement Regarding Forward-Looking Statements.

    This Quarterly Report includes "forward-looking statements" within the meaning of Section 27A of the Exchange Act which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including but not limited to the demand for the Company's products and services and the costs associated with such goods and services. All other statements other than statements of historical fact included in this Quarterly Report including, without limitation, the statements under " Managements Discussion and Analysis or Plan of Operations" and elsewhere in this Quarterly Report, are forward-looking statements. While the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities


         None

Item 5. Other Information

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

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.                         Description of Document
------------         -----------------------------------------------------------
  10                  Advertising Production Agreement of April 25, 2000 between
                       Tricom Pictures and Productions, Inc. and Shaman
                        Pharmaceuticals, Inc.

No Reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


Site2Shop.Com, Inc.
(Registrant)


/s/  Mark Alfieri                            /s/  Mark Weicher
------------------                           ------------------
Mark Alfieri                                 Mark Weicher
President                                    Chief Financial Officer

Dated: August, 1, 2000