Form 10QSB
period 2000-09-30
SITE2SHOP COM INC
filed 2000-11-09
CIK 1066849

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000


                                       Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from            to
                                ---------    --------



Commission File Number: 0-26093
                        ----------------------------------------


                                 SITE2SHOP.COM, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   Nevada                                                        88-0382813
---------------------------------                            ------------------
(State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                           Identification No.)


2001 West Sample Road, Suite 101, Pompano Beach, Florida     33064
-------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)


      (954) 969-1199
---------------------------------------------------------
  (Registrant's telephone number, including area code)


                            Not applicable
--------------------------------------------------------------------------
(Former name former address and former fiscal year,if changed since last report)


   Check  whether  the  issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No
   ---    ---

   As of October 30, 2000, the registrant had a total of 12,514,702 common shares outstanding.

                               SITE2SHOP.COM, INC.

                              Index to Form 10-QSB

                               September 30, 2000

PART I.   FINANCIAL INFORMATION
                                                                           Page

  Item 1.  Condensed Consolidated Financial Statements (Unaudited)

  Condensed Balance Sheets at December 31, 1999 and September 30, 2000.........3

  Condensed Consolidated Statements of Operations for the Three and
  Nine months ended September 30, 2000.........................................4

  Condensed Consolidated Statements of Cash Flows for the Nine months
  Months ended September 30, 2000..............................................5
 .
  Notes to Condensed Consolidated Financial Statements ........................6

  Item 2.Management's Discussion and Analysis Operations or
  Plan of Operations...........................................................7

PART II.  OTHER INFORMATION
  Item 2. Changes in Securities...............................................10

  Item 5. Other Matters.......................................................10

  Item 6. Exhibits and Reports on Form 8-K....................................10



                               SITE2SHOP.COM, INC.

                                                             Condensed Consolidated
                                                                 Balance Sheets

                                                                 December 31, 1999       September 30, 2000
                                                         -----------------------------------------------------
                                                                    (Audited)                    (Unaudited)

                         Assets
Current assets:
Cash and cash equivalents...                                            $ 450,157               $ 909,400
Accounts receivable, net of allowance for doubtful
accounts of $0 and $282,902                                             1,589,438               1,888,909
Inventory                                                                  22,030                 358,958
Marketable securities available for sale                                      --                   90,000
Prepaid and other current assets                                           62,755                 183,790
                                                         -------------------------------------------------------
Total current assets......                                              2,124,380               3,431,057

Equipment and leasehold improvements, net...                              935,959                 939,482
Other assets...                                                           113,553                  69,426
                                                         -------------------------------------------------------
Total assets...                                                       $ 3,173,892             $ 4,439,965
                                                         =======================================================

Liabilities and stockholders' deficit Current liabilities:

Accounts payable and accrued expenses...                                $ 937,120               $ 857,858
Deferred income taxes payable......                                     1,089,000               1,346,789
Capital lease obligations-current portion...                               23,498                   8,173
Capital lease obligations-related party-
current portion                                                           167,182                      --
Deferred revenue......                                                  2,403,241               3,246,636
                                                         -----------------------------------------------------
Total current liabilities...                                            4,620,041               5,459,456

Stockholders' deficit:
Common stock, $.001 par value:
Authorized 150,000,000 shares; issued and
outstanding, 12,479,702 and 12,514,702 shares,
respectively...                                                            12,480                  12,515
Additional paid-in capital......                                        1,515,488               1,581,665
Deferred compensation.......                                             (107,639)               (107,866)
Other accumulated comprehensive loss-unrealized
loss from marketable securities                                             ----                  (60,000)
Accumulated deficit.........                                           (2,866,478)             (2,445,805)
                                                         ------------------------------------------------------
Total stockholders' deficit...                                         (1,446,149)             (1,019,491)
                                                         ------------------------------------------------------
Total liabilities and stockholders' deficit...                        $ 3,173,892             $ 4,439,965
                                                         ======================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               SITE2SHOP.COM, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                            Nine Months Ended    Nine Months Ended     Three Months Ended   Three Months Ended
                                           September 30, 1999    September 30, 2000    September 30, 1999   September 30, 2000
                                        -----------------------------------------------------------------------------------------

Total revenues                              $ 7,375,220             $ 10,242,806          $ 2,534,292          $5,332,746


Cost and expenses:


Cost of revenues                              1,680,076                3,202,069              615,394           1,827,798
Selling, marketing and
administrative                                5,209,205                6,368,023            2,266,408           2,493,728
                                        -----------------------------------------------------------------------------------------
Total operating cost and                      6,889,281                9,570,092            2,881,802           4,321,526
expenses

Operating profit (loss)                         485,939                  672,714             (347,510)          1,011,220
Taxes                                          (218,000)                (252,268)            (114,000)           (372,268)
                                        ----------------------------------------------------------------------------------------
Net income (loss)                            $  267,939               $  420,446            $(233,510)         $  638,952
                                        =======================================================================================

Earnings Per Share-Outstanding                    $0.02                    $0.03               ($0.02)              $0.05

Earning Per Share-Fully Diluted                   $0.02                    $0.03               ($0.02)              $0.05

Weighted Avg. Shares Outstanding             12,130,681               12,512,776           12,479,702           12,514,702

Weighted Avg. Shares Outstanding-Fully
Diluted                                      12,283,611               12,512,776           12,479,702           12,514,702

















The accompanying notes are an integral part of the condensed consolidated financial statements.





                               SITE2SHOP.COM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                    Nine months ended September 30,

                                                                                      1999                 2000
                                                                                   ----------           -------
Operating activities
Net income                                                                         $  267,939            $ 420,446
Adjustments to reconcile net income to net cash provided by
operating activities:........................
Depreciation and amortization....................                                      95,660              140,863
Provision for deferred income taxes....................                               218,000              257,789
Amortization of deferred compensation........................                          68,750               68,172
Amortization of deferred compensation
Provision for bad debts                                                                87,231              282,902
Changes in operating assets and liabilities:
Accounts receivable.......................................                           (837,514)            (582,373)
Inventory...................................................                          (40,265)            (336,928)
Prepaid expenses and other current assets...............                               (7,642)            (121,035)
Other assets............................................................              (41,777)              42,167
Accounts payable and accrued expenses...........................                      454,094             (139,262)
Deferred revenue......................................................                291,469              843,395
                                                                                    ----------           ---------
Net cash provided by operating activities...............................              555,945              876,136
                                                                                    ----------           ---------

Investing activities

Investments acquired as partial consideration for infomercial
production fee                                                                          ----              (150,000)
Reduction of investment for writedown of lower cost or market                           ----                60,000
Capital expenditures....................................................             (244,124)            (144,386)
                                                                                     ----------          ----------
Cash used in investing activities....................................                (244,124)            (234,386)
                                                                                     ----------           ---------

Financing activities

Proceeds from sale of common stock..............................                    1,000,000                  --

Note to related parties....................................................           (10,000)                  --
Repayment of capital lease obligations- related parties............                        --             (167,182)
Repayment of capital lease obligations...............................                 (68,698)             (15,325)
                                                                                     ---------           ----------
Net cash provided by (used in) financing activities..................                 921,302             (182,507)
                                                                                     ---------           ----------
Net increase (decrease) in cash and cash equivalents..................              1,233,123              459,243
Cash and cash equivalents, beginning of period........................                 41,802              450,157
                                                                                  ------------            ---------
Cash and cash equivalents, end of period..........................                $ 1,274,925           $  909,400
                                                                                  ============           =========
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest...............................................................               $ 5,675                $ 925
                                                                                       =======             ========
Interest- related party..............................................                   $ --               $ 8,095
                                                                                       =======           =========
Taxes...............................................................                  $ 1,531              $ 1,077
                                                                                       =======             =======
Non-cash financing activities:
Capitalized equipment lease- related party........................                  $ 233,850               $ --
                                                                                    ==========              ======
Common stock issued for future services...........................                  $ 243,844             $ 68,399
                                                                                    ==========           =========
Reacquisition of common stock......................................                  $ 26,875                 $ --
                                                                                    ==========           =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               SITE2SHOP.COM, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                               September 30, 2000

1.       BASIS OF PRESENTATION AND OPERATIONS

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The consolidated results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Site2Shop.Com, Inc. ("Site2Shop.Com" or the "Company") audited financial statements for the year ended December 31, 1999.

     On February 9, 1999, the Company entered into an agreement to merge with Tricom Productions, Inc.("Tricom"), a privately held Florida corporation engaged in the marketing, production and distribution of television programming, into a wholly owned subsidiary. The stockholders of Tricom, Nine of whom are the Executive Officers of the Company and owned 71% collectively of the common stock of the Company (85% of Tricom) and five (remaining) stockholders collectively owned 5.6% of the common stock of the Company (15% of Tricom). Under the terms of the agreement, the Tricom stockholders exchanged their shares at a ratio of 100,000 to 1 for a total of 10 million shares. As a result of the merger, the Executive Officers of the Company and the remaining five Tricom stockholders collectively owned 83.1% and 13.7% respectively, of the common stock of the Company. As both companies were under common control, the combination of the two companies is deemed to be a purchase and accounted for "as if" a pooling of interests, whereby the combined assets and liabilities are recorded on an historical basis. Accordingly, the audited Balance Sheet as of December 31, 1999 represents the financial condition of the Company as if the merger occurred as of December 31, 1998. The unaudited Statements of Operations for the Nine month period ended September 30, 2000 and the unaudited Statement of Cash Flows for the Nine month period ended September 30, 2000 reflect the combined operations and cash flows for the period then ended.

2.       SIGNIFICANT EVENTS

     On March 16, 2000, the Company, at its option, prepaid the entire unpaid balance $109,500 of the capital master lease payable to a related party which is 100% owned by two Executive Officers of the Company and who own 67% of the Company. The lease covered production, transportation and office equipment and was payable in monthly installments of $21,910 (inclusive of interest at 13.5% per annum and sales tax); the last payment due in August 2000. No gain or loss was recorded upon payment.

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

3.       REVENUE RECOGNITION

         The company recognizes its production revenue on a percentage of completion basis. The company receives payments upfront for its services and records it as deferred revenue. As each phase of the project is completed the revenue is booked accordingly.

                               SITE2SHOP.COM, INC.

          PART I. ITEM 2- MANAGEMENT'S DISCUSSION OR PLAN OF OPERATIONS

                               September 30, 2000

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

     Overview

                  The Company is engaged in the marketing, production and distribution of television programs, direct response commercials and sale of consumer products associated with these programs. The Company operates three divisions: site2shop.com, which handles retail marketing and product sales activities, Tricom Pictures which handles television production activities and the marketing of educational television programming, and Mirage Productions, a full-service multi-media production facility. All programs are distributed to national audiences through a combination of any and all of the following: ABC affiliates, NBC affiliates, CBS affiliates, FOX affiliates, UPN affiliates and WB affiliates (collectively "network affiliates"), independent television stations and targeted cable networks. Products and services featured on the Site2Shop.com TV program are sold through its telephone call centers, the Company's websites, other e-commerce websites and the Company's retail store at a local mall in South Florida.

         Part of the Company's strategy is to grow through the opening of new offices domestically and the expansion of the number of distribution opportunities for the participants on the Company's television programs. The Company's expansion and growth plans will depend on its ability to identify appropriate targets and markets and obtain the necessary financing to bring these plans to fruition. Further, the success of the Company's efforts will depend on its ability to identify these opportunities, attract highly qualified personnel and manage geographically dispersed operations. There can be no assurances that the Company will be successful in its plans of operational expansion nor the management of such growth.

     Results of Operations

     COMPARISION of the NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

         Total revenues for the nine months ended September 30, 2000 were $10,242,806, an increase of $2,867,586 over $7,375,220 for the prior comparable period in 1999. The increase is attributable to the increase in revenues from the TV shopping division of approximately $2,418,000 and an increase in the education division of approximately $450,000. The increase in revenue is attributable to production efficiencies whereby the company was able to produce, edit and air more completed phases than in prior comparable periods. These projects were a result of an increase in contracts signed and booked in the first half of 2000 mainly as a result of four new sales offices opened in 1999 and early 2000. Projects contracted in one quarter are usually booked as revenue over the next two quarters.

         Cost of Revenues increased to $3,202,069, or 31.3% of revenues versus $1,680,076 or 22.7% for the prior comparable period. The increase in expenses is attributable to an increase in revenue and the associated production and airing costs with this revenue. On a percentage basis the increase is a result of a reduced pricing structure of the education division which has resulted in more sales and gross margins however at a lower rate on a percentage basis. Contracts year to date have increase by 68% as a result of this new pricing.

         Selling marketing and administrative expenses were $6,368,023 during the nine months ended September 30, 2000, an increase of $1,158,818 from the prior comparable period in 1999. Selling expenses in 2000 were 62.2% of net revenues as compared to 70.6% in 1999. The increases are a result of fixed operating costs associated with the hiring of additional marketing and sales personnel in the second half of1999 and early 2000 and establishing a sales infrastructure necessary to develop and generate sales at this personnel.

     COMPARISION of the THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

         Total revenues for the three months ended September 30, 2000 were $5,332,746, an increase of $2,798,454over $2,534,292 for the prior comparable period in 1999. The increase is attributable to the increase in revenues from the TV shopping division of approximately $2,443,000 and an increase in the education division of approximately $264,000. The increase in revenue is attributable to production efficiencies whereby the company was able to produce, edit and air more completed phases than in the comparable quarter last year. These projects were a result of an increase in contracts signed and booked in the first half of 2000 mainly as a result of new sales offices opened in 1999 and early 2000.

         Cost of Revenues increased to $1,827,798, or 34.3% of revenues versus $615,394 or 24.3% for the prior comparable period. The increase in expenses is attributable to an increase in revenue and the associated production and airing costs with this revenue. On a percentage basis the increase is a result of a reduced pricing structure of the education division which has resulted in more sales and gross margins however at a lower rate on a percentage basis.

         Selling marketing and administrative expenses were $2,493,728 during the three months ended September 30, 2000, an increase of $227,320 from the prior comparable period in 1999. Selling expenses in 2000 were 46.7% of net revenues as compared to 89.4% in 1999. Other increases include associated with the hiring of additional sales and marketing personnel in 2000 and establishing a sales infrastructure necessary to develop and generate sales for these new hires.

     Liquidity and Capital Resources

     The nine months ended September 30, 1999 reflect the consolidated cash flows of the Company inclusive of the operations and cash flows of Tricom since January 1, 1999 as a result of the merger of the two common controlled entities in February 1999.

         The Company generated $876,136 from operating activities in 2000 as opposed to $555,945 during the same period in 1999. The increase in 2000 is attributable to a net income of $420,446 that is approximately $152,000 above the prior comparable period, an increase of depreciation and amortization of $45,000 and increase in bad debt reserve of $283,000. The increase and decreases in operating assets and liabilities resulted in a net increase to cash flow of less than $112,000 as compared to the same nine months last year. Cash used in investing activities totaled $234,386 in 2000 primarily as a result of capital expenditures relating to the upgrade of computer hardware and software in order to promote and upgrade the company's website and MIS infrastructure. Cash used in financing activities in 2000 totaled $182,507 mainly as a result of paying of leases owed by the company. At September 30, 2000, the Company's backlog for contracts signed and work has not begun or contracts partially completed and work to be done totaled $3,246,636 as compared to $2,931,847 at September 30, 1999.

     The Company believes that cash and cash equivalents and cash generated from its current level of operations to be sufficient to meet its working capital requirements over the balance of the current year. The Company continues to seek opportunities for growth either through the opening of new offices, enhancing and increasing production capacity, acquisitions, additional distribution channels of its shows' participants products and services and any and all combinations thereof, and in connection therewith, may seek to raise cash in the form of equity, bank debt or other debt financing, or may seek to issue stock as consideration for acquisition targets or expansion capital.

     The Company currently has no outstanding material commitments for capital expenditures. The Company's primary requirements for capital will be the cost of revenue, strategic acquisitions, marketing and sales costs associated with the Company's national and international expansion into new target markets, and general and administrative expenses associated with the Company's business plan. The Company anticipates, based on currently proposed plans and assumptions relating to operations (including the anticipated costs associated with, and timetable for, its proposed expansion), that cash flows from operations will be sufficient to satisfy the Company's contemplated cash requirements for at least 12 months. In the event that the Company's plans change, its assumptions to change or prove to be inaccurate or if its existing capital and cash flow otherwise prove to be insufficient (due to unanticipated expenses, delays, problems, difficulties or otherwise), the Company could be required to seek additional financing or may be required to curtail its expansion or other activities. In the event that the Company requires additional financing, the Company may seek to raise capital through the sale of its equity securities, including at prices which may represent significant discounts from the market price of the Common Stock.

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

     The foregoing Management's Discussion and Analysis or Plan of Operation contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the Company's ability to manage growth, acceptance of the Internet as a means for commerce, market demand for e-commerce, decline in demand for the Company's services; increases in expenses and costs of sales and the effect of general economic conditions and factors affecting the industries the company markets its service to and the ability of the Company to recruit and retain qualified management and employees. These statements by their nature involve substantial risks and uncertainties and actual events or results may differ as a result of these and other factors.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities

         None

Item 5. Other Information

     The company follows a policy of allowing senior members of its management to become investors and principal shareholders of separate entities, which could potentially become competitors of the company. Non-affiliated persons, who may be former employees of the Company, possibly could separately manage these entities and members of Site2shop management are not actively involved in their management while in the employ of the Company.

     This policy was implemented in recognition that the company may not have sufficient resources or have desire to commit resources to pursue the opportunity or the activities (weather competitive or not) of the entity or the activities of the entity may not have been developed at that time. The Company also recognizes that some of the organizers of those entities do not want a corporate shareholder for tax purposes, may not want corporate oversight or may want a larger percentage of ownership in the entity for themselves or their employees, or higher salaries then is acceptable to the Company. In addition, the organizers may want to develop show concepts not consistent with the Company's image or growth strategy, or may want to use other outside production companies to produce their product.

Item 6. Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Site2Shop.Com, Inc.
(Registrant)


/s/  Mark Alfieri                         /s/  Brad Hacker
--------------------------------          -------------------------------------
Mark Alfieri                              Brad Hacker
President                                 Chief Financial Officer

Dated: November 9, 2000