Form 10KSB
period 2000-12-31
SITE2SHOP COM INC
filed 2001-03-28
CIK 1066849

                    U.S. Securities and Exchange Commission

                                Washington, D.C.

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
                       FOR THE YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   For the transition period from       to

                         Commission File Number:0-26093
-------------------------------------------------------------------------------
                               Site2shop.com, Inc.
                 (Name of Small Business Issuer in its charter)

         NEVADA                                        88-0382813
         (State)                        (I.R.S. Employer Identification No.)

2001 West Sample Road, Suite 101, Pompano Beach, Florida    33064
(Address of Principal Executive Offices)                  (Zip Code)

Issuer's Telephone Number   (954) 969-1199

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 2000 were $16,524,764.

     The aggregate market value of all the voting stock held by non-affiliates outstanding at March 23, 2001 was $8,603,858. This amount was computed by reference to the average bid and asked prices of the Common Stock as of March 23, 2001.

As of March 23 2001, 12,614,702 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
   Not applicable.
   Transitional Small Business Disclosure format (check one): Yes [ ] No [X]

                                Site2shop.com, Inc.

                      For the Year Ended December 31, 2000

                            Form 10-KSB Annual Report

                                Table of Contents


                                                                            Page
                                                                         -------
Part   I

   Item  1   Business                                                       3
   Item  2   Description of Property                                       16
   Item  3   Legal Proceedings                                             17
   Item  4   Submission of Matters to a Vote
              of Security Holders                                          17
Part  II
   Item  5   Market for Common Equity and Related
              Stockholder Matters                                          17
   Item  6   Management's Discussion and Analysis
              or Plan of Operations                                        18
   Item  7   Financial Statements                                    F-1 to F-13
   Item  8   Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure                                         22

Part III
   Item  9   Directors, Executive Officers,
             Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act             22
   Item 10   Executive Compensation                                        23
   Item 11   Security Ownership of Certain Beneficial Owners and
             Management                                                    28
   Item 12   Certain Relationships and Related Transactions                30
   Item 13   Exhibits and Reports on Form 8-K                              31

PART I

ITEM 1.  BUSINESS
-----------------
Overview

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

     Site2shop.com, Inc., a holding company and parent of all of its wholly owned subsidiaries has three operating divisions, Mirage, Tricom and Site2shop TV, Inc. ("Site2shop"). Tricom engages in educational television programming whereby companies appearing on Tricom's shows pay Tricom a fee. The purpose of such shows is to educate the viewing audience of the products and services of such companies and enhance brand awareness. There is no direct attempt nor is it the purpose to sell any products or services. Additionally, Tricom is a television production company and aside from producing Site2shop's shop-at-home television programs and its own television programs does not have any other significant customers or revenues, individually or in aggregate. Site2shop engages in shop-at-home television programming whereby Participants appearing on Site2shop's program pay it a fee. Site2shop retains a de minimis shipping and handling fee for all sales of product which result from the airing of the show, the remainder of the proceeds are remitted to the Participant. Site2shop also features Participant product on Site2shop's websites, for which selling price is determined by Site2shop and cost and payment terms to the Participant are contained in the overall contract between the parties based on negotiation. Site2shop also operates a retail store and Participants are solicited outside the parameters of the overall contract, at the discretion of Site2shop, to have their products offered for sale on a consignment basis, predicated on negotiation as to cost and terms. Mirage Productions, a full-service multi-media production facility derives the majority of its revenue from the Tricom and Site2shop divisions and has currently begun selling their services to third parties.

The Company's executive offices are located at 2001 West Sample Road, Suite 410, Pompano Beach, Florida, 33064; Telephone (954) 969-1199.


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

According to a survey conducted by the National Infomercial Marketing Association ("NIMA") conducted in 1995, the latest year for which data is available, approximately 10,000 infomercials are aired per week in the United States for a total of 5,000 hours per week. NIMA estimates that direct marketing sales by television totaled $94.1 billion in 1999. The rate of growth averaged 10.2% per year for the period of 1993-2000. The Company believes that the market is highly fragmented and ripe for consolidation. Accordingly, it is focused on increasing its level of operations in order to promote growth and market share.

PRODUCTS AND SERVICES

OVERVIEW

     The Company's products and services are rendered principally by its three main divisions (i) Site2shop (ii) Tricom and (iii) Mirage Production and Video

                SITE2SHOP - SHOP-AT-HOME TELEVISION PROGRAMMING

     Site2shop's principal business is the marketing, production and distribution of thirty (30) minute television shows in a shop-at-home format. Site2shop markets its vendors' products through (i) a half-hour shop-at-home program called "Site2shop.com TV," (ii) on its Internet website at www.site2shop.com, and (iii) at its retail store located in Pompano Beach, Florida. Site2shop.com TV is aired nationally through a combination of any or all of the following: network affiliates, independent television stations and targeted cable networks. The program features unique products as well as items generally available. Typically, sales personnel of Site2shop search through various media sources, including newspapers, internet and magazines, for products to potentially feature on site2shop.com TV. The manufacturers/distributors are contacted and asked to provide samples of their products for evaluation of inclusion on the show by a focus group. The criteria utilized by the focus group are primarily based on function, form and salability and the products being featured on future shows as to compatibility. If the product coincides with the criteria, the manufacturer/distributor is contacted and presented with the opportunity of show participation via a segment on the show of approximate duration of 1 - 3 minutes. If the manufacturer/distributor ("Participant") is amenable, the parties enter into a contract whereby Site2shop will feature the product and/or Company logo in a targeted national publication, whose readership is most apt to purchase the product, in conjunction with the promotion of the particular show. Additionally, Site2shop, by utilizing Mirage's production facilities and resources, produces the segment, inclusive of field production, graphics, music, program editing, set design and on-camera talent, for the Participant for inclusion on the show for airing through the aforementioned TV media and provides the Participant with a copy tape of the segment. In consideration of such services, the Participant pays a one-time, flat rate fixed "Product Insertion Fee", predetermined by Site2shop, typically due within thirty days of signing the contract. The fee is based on Site2shop management's experience and best estimate of the cost to render the contractual services plus an element of profit.

     While typically only ten products are featured on each half-hour segment of the program, viewers have the opportunity to view Site2shop's entire catalog, currently featuring more than 500 products, many of which also are available at the retail store and through the Company's Internet web sites.


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

     Site2shop's retail sales and programming are intended to create a friendly sales environment, which promotes sales and customer loyalty through offering unique products, coupled with product information and entertainment. During a typical program, an announcer introduces each product to the co-hosts. The hosts of the show then describe the merchandise, sometimes with the assistance of a guest representing the Participant and sometimes with ordinary users of the product, and convey information relating to the product such as price, features, uses, and assembly requirements. The price (as set by the Participant and contained in the contract), item number, and toll-free number for ordering are continuously aired during each product description. Viewers purchase merchandise by MasterCard, Visa, Discover or American Express credit cards by calling a toll-free telephone number continuously aired during the program. Site2Shop contracts with a national call center, which provides order fulfillment for
Site2shop on a fee for service basis based on the volume of calls which it handles. Once received, orders are electronically transmitted to the Participant, who ships the product directly to the viewer. Site2shop bills the viewer but remits to the Participant the sales proceeds less a shipping and handling charge until such time as the Participant has recouped the entire Product Insertion Fee. Generally, any item purchased from Site2shop.com TV may be returned within 30 days for a full refund of the purchase price, excluding the original shipping and handling charges. Site2shop does not guarantee the sale of any product featured on its show nor does it guarantee any minimum sales quantity to any Participant.

     The Participant's product is also offered for sale on Site2shop's websites. The orders are processed in a similar manner as show sales, however, Site2shop purchases the product from the Participant at a negotiated cost and terms as contained in the aforementioned contract. The Participant is paid in accordance with the contract terms by Site2shop. Site2shop retains the sales proceeds. Additionally, Participant's products are offered for sale at the Site2shop retail store as a means of increasing sales opportunities for Participants. As the salability of the product on a retail store basis is unknown, consignment offers Site2shop a means of risk reduction against non-salability of the product, as Site2shop owes the Participant the cost in accordance with terms only if the product is sold. At the expiration of the consignment period, the Participant can have the unsold product returned or extend the consignment period. Site2shop generally offers only products featured on its shows, its websites and at its retail store, however, products of non-Participants have been offered through these venues. Similarly, Participants may sell their products through any distribution channel they so choose and are not precluded contractually from doing so.

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



MIRAGE VIDEO AND PRODUCTION DIVISION

Mirage Productions maintains the full service, in-house production facilities for the Company that includes editing facilities, camera crews, in-house studios and complete animation and graphic capabilities. This broad base of production activities would not generally be found in-house among traditional or Internet companies. This facility handles all site2shop.com projects as well as providing production services to other organizations. It has the ability to create educational and promotional television programs, and can stream video for the Internet. Streaming video allows the Company to use over 1,000 hours of its proprietary programming and raw footage on its web-site. Most important, since it owns the rights to its shows and controls the production process, the Company is the enviable position of being able to create and air programs using the diversified media, at will.

SALES AND MARKETING
Revenue Sources

         The Company's recognizes television programming revenues using the percentage-of-completion method, whereby revenues are recognized relative to the proportionate progress on such contracts as measured by the ratio which costs incurred on each contract bear to total anticipated costs for each contract. Accordingly, the Company's revenues are principally affected by two factors:

     1. Its ability to execute contracts with Participants:

     2. Its ability to complete segments and air programs in an efficient and expeditious manner

site2shop.com, Inc. has several solid revenue streams and anticipates these will continue to expand as the Company increases the number of products offered and the level of purchases by consumers and corporate clients. Currently there are five primary revenue sources:

         Fees received from manufacturers for developing infomercials and promoting their products via all four of its retail sales channels, television, internet, national magazine advertisement and retail store.

         Income from product sales via e-commerce and the retail store.

         Fees  received  from   manufacturers   for  developing  and  scheduling
         television educational programming that feature their company or products.

         Fees  received  from   manufacturers   for  producing   single  product
         infomercials and direct response advertisements.

         Producing infomercials for the U.S. Hispanic market and expanding its production activities to include infomercial spot production.

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

     Additionally, Site2shop may include the product on its Internet e-commerce websites or its commercial retail store located in a mall in Pompano Beach, Florida. Internet purchases by Site2shop from the Participant are on negotiated terms as to cost and payment term and contained in the contract. All sales proceeds from internet sales belong to Site2shop. Commercial retail store sales are made on a consignment basis with cost and payment terms determined on a negotiated basis outside the contractual arrangement and with retail goods already owned by the company received in part as payment for goods delivered.

     When sales of the product directly from the airing of the show (by a viewer dialing a toll-free number appearing on the show) exceed the Product Insertion Fee paid by the Participant, Site2shop and the Participant share in the resulting profit generated from future sales on an equal basis. For purposes of the contract, "profit" is defined as the difference between the retail sales price paid by the viewer less a de minimis shipping and handling fee retained by Site2shop and the cost of the product.

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

     Contracts at various stages of fulfillment are in place for approximately 500 national vendors. Television programming revenues for the years ended
December  31,  1999 and  2000  were  approximately  $9,715,000  and  $16,300,000 respectively. Fulfillment and retail revenues for the years ended December 31, 1999 and 2000 were $162,000 and $224,000 respectively; 1.6% and 1.4%
respectively of total revenues for 1999 and 2000 respectively.

SIGNIFICANT CUSTOMERS

     During 1999 and 2000, no customer accounted for more than 10% of net sales.

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


COMPETITION

The competitive environment for the Company has two components that reflect the dual nature of its operations, traditional television shop-at-home services and the emerging e-commerce marketplace.

Television shop-at-home companies include Home Shopping Network, QVC and ValueVision, all of which seek high volume products that are granted a fixed time slot and have to meet minimum sales goals to remain a participant. This does not offer smaller companies with limited consumer recognition the opportunity to educate and build a customer base. site2shop.com helps these lesser-known companies on a product insertion fee basis, providing them with guaranteed television exposure level over an extended period of time in order to develop both sales and a branded presence. For consumers, site2shop.com products are often unique or hard-to-find ones that are not widely available from one source in one convenient location.

Despite the size and brand recognition of these major competitors there is still significant opportunity for site2shop.com. Direct marketing sales via television is a very large and growing retail market segment. The National Infomercial Marketing Association estimates that retail sales via television programming totaled $94.1 billion in 1999 and will reach $100 billion in the next several years.

Internet competition is very diverse. This business to consumer e-commerce market segment will eventually consolidate around those web-sites that fully meet the expectations and needs of the consumer. site2shop.com fully recognized this and has the user-friendly web-site design, quality customer service and quick response time necessary to develop long term, repeat sale customers. The Company's branding strategy along with strategic sales alliances has positioned it to be a highly visible and widely known provider of quality merchandise at a value price point. The Company product niche of offering many unique and hard-to-find products, as well as national branded merchandise, also sets it apart from competition.

Tricom Pictures' production unit competes with a range of production operations that include the national television networks and cable companies who produce both television specials and series for both their own use and for Public Broadcasting rebroadcasts. More directly, Tricom Pictures competes with smaller production companies that lack the synergies available to Tricom Pictures through site2shop.com. Tricom does have a number of competitors, primarily located in the South Florida area, that market and produce very similar programs. These include among others, Five Star Productions, Global Solutions Network, Millenium Productions and ITV.


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


EMPLOYEES

     The Company currently has 190 employees. The Company believes that employees suitable for its needs are available in its current and expected areas of activity. None of the Company's employees are represented by a labor union and the Company is not aware of any activities seeking such organization. The Company considers its relationships with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY
---------------------------------

     The Company currently leases approximately 19,513 square feet of office, marketing and production space at 2001 West Sample Road, Pompano Beach, Florida, which also serves as its corporate headquarters. The current aggregate monthly rental amount is $16,658. Additionally, the Company is required to pay its pro-rata share of the common operating costs of the building. The lease on this property commenced on June 1, 1994 and continues through May 2001, with one additional three-year renewal option at the Company's discretion. If the Company elects to renew its lease, prior to expiration, the annual rent will be adjusted by four percent per year. The Company currently leases approximately 8,430 square feet of office space in, Deerfield Beach, Florida which serves as a sales and marketing office and warehouse. The current monthly rental is $4,840 and additionally, the Company is required to pay its pro-rata share of real estate taxes and common operating costs of the building. The lease calls for annual increases of four percent over the next five years. The lease commenced on July 1, 1999 and expires on June 30, 2004 and contains one-five year renewal option at market rates at the time of renewal.

     The Company leases a 5,720 square foot marketing office in Boca Raton, Florida. The current monthly rental is $3,813 and additionally, the Company is required to pay its pro-rata share of real estate taxes and common operating costs of the building. The lease calls for annual increases of four percent over the next two years. The lease commenced on September 1, 2000 and expires on August 31, 2002 and contains one-three year renewal option at market rates at the time of renewal.

   The Company leases a 3,221 square foot marketing office in New York, New York. The current monthly rental is $6,670 and additionally, the Company is required to pay its pro-rata share of real estate taxes and common operating costs of the building. The lease commenced on Jamuary1, 2000 and expires on July 31, 2002 and contains one-three year renewal option at market rates at the time of renewal.


     The Company leases approximately 2,376 square feet of retail space at the Pompano Square Mall, Pompano Beach, Florida, which houses its retail facility. The current minimum monthly rental amount is $2,346, inclusive of sales tax. Additionally, the Company is required to pay incremental rent based on a percentage of sales in excess of an annual sales volume at the mall and it's pro-rata share of the common operating costs of the mall; both as defined by the lease. The lease on this property commenced on February 15, 1999 and continues through March 2001.

The Company leases a 12,500 square foot warehouse and studio space in Deerfield Beach, Florida. The current minimum monthly rental amount is $7,941, inclusive of sales tax. The lease commenced on November 1, 2001 and expires on October 31, 2003 and contains one-three year renewal option at market rates at the time of renewal.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     Not Applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED MATTERS
-------------------------------------------------------------

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


Period                                                      High            Low
------------------------------------------------           -------        ------

Quarter Ended March 31, 1999                               $4.12          $ .17
Quarter Ended June 30, 1999                                $3.87          $1.00
Quarter Ended September 30, 1999                           $1.69          $ .81
Quarter Ended December 31, 1999                            $2.00          $ .62

Quarter Ended March 31, 2000                               $6.00          $2.00
Quarter Ended June 30, 2000                                $3.31          $ .75
Quarter Ended September 30, 2000                           $1.63          $ .94
Quarter Ended December 31, 2000                            $1.03          $ .28

January 1, 2001 to March 23, 2001                          $ .85          $ .38



     On December 31, 2000, there were 55 shareholders of record of the Company's Common Stock.

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

Results of Operations

COMPARISION of the YEARS ENDED DECEMBER 31, 2000 AND 1999.

     Total revenues for the year ended December 31, 2000 were $16,524,764, an increase of $6,509,387 over $10,015,377 for the prior comparable year in 1999. The increase is attributable to the increase in revenues from the TV shopping division of approximately $5,418,000 and an increase in the education division of approximately $550,000. The increase in revenue is attributable to production efficiencies whereby the company was able to produce, edit and air more completed phases than in prior comparable periods. These projects were a result of an increase in contracts signed and booked in the first half of 2000 mainly as a result of four new sales offices opened in 1999 and early 2000. Projects contracted in one quarter are usually booked as revenue over the next two quarters. In addition internet and retail sales increased by approximately $200,000.

     Cost of Revenues increased to $5,242,998, or 31.7% of revenues versus $2,675,670 or 26.7% for the prior comparable period. The increase in expenses is attributable to an increase in revenue and the associated production and airing costs with this revenue. On a percentage basis the increase is a result of a reduced pricing structure of the education division which has resulted in more sales and gross margins however at a lower rate on a percentage basis. Contracts year to date have increase by 68% as a result of this new pricing.

     Selling expenses were $3,044,187 during the year ended December 31, 2000, an increase of $135,895 from the prior comparable period in 1999. General and administrative expenses increase to $6,083,369 for the year ended December 31, 2000. This was an increase of $2,002,277 over last years total of $4,081,092. The increase is primarily the result of the hiring of additional personal to support the infrastructure of the company as result of increased sales in 2000. New hires resulted in additional expense of approximately $1,250,000. Other increased costs was the increase in depreciation for new equipment of $160,000, cost of living increases in wages of $250,000, and increased computer expenses of $225,000 as a result of upgrading the company's websites and internet stores. Selling, general and administrative expenses in 2000 were 55.2% of net revenues as compared to 69.8% in 1999. The decrease is a result of fixed operating costs associated with the hiring of additional marketing and sales personnel in 1999 and which established a sales infrastructure necessary to develop and generate additional sales in 2000.

Liquidity and Capital Resources


     The Company has financed its growth and cash requirements primarily from operations and the raising of capital through the sale of shares of its common stock under exemption from registration in accordance with Regulation D of the Securities Act of 1933. The Company does not currently have any credit facilities from any third party financial institutions or private lenders. The years ended December 31, 1999 and 2000 reflect the consolidated cash flows of the Company inclusive of the operations and cash flows of Tricom since January 1, 1999 as a result of the merger of the two common controlled entities in February 1999.

  The Company generated cash from operating activities of $706,286 for the year ended December 31, 2000. This was $729,224 more than during the same period last year. The increase in 2000 is attributable to a net income of $1,292,876 that is $1,107,553 above the prior comparable period, an increase of depreciation and amortization of $164,000 and increase in bad debt reserve of $412,000. These increases were offset by increases in accounts receivable and prepaid expenses. The increase in accounts receivable are a result of the increased contracts signed at the end of 2000. For the year ended 2000 and the 4th quarter of 2000 contracts signed were approximately $4 million above the prior comparable periods. Preapid expenses increased as a result of magazine advertising pages owned from barter transactions and recrded as a prepaid asset.Cash used in investing activities totaled $544,104 in 2000 primarily as a result of capital expenditures relating to the upgrade of computer hardware and software in order to promote and upgrade the company's website and IT infrastructure. Cash used for financing activities in 2000 totaled $106,017. At December 31, 2000, the Company's backlog for contracts signed and partially completed and work to be done totaled $2,152,906 as compared to $2,403,241 at December 31, 1999.


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

STRATEGY

         Part of the Company's strategy is to grow through the opening of new offices domestically and the expansion of the number of distribution opportunities for the participants on the Company's television programs. The Company's expansion and growth plans will depend on its ability to identify appropriate targets and markets and obtain the necessary financing to bring these plans to fruition. Further, the success of the Company's efforts will depend on its ability to identify these opportunities, attract highly qualified personnel and manage geographically dispersed operations. There can be no assurances that the Company will be successful in its plans of operational expansion nor the management of such growth.
The Company has a clearly defined strategy that leverages the cross-selling opportunities of its synergistic components and seeks to develop new business segments. The corporate goal is to become a nationally recognized leader in diversified media retailing by continuing to build upon its current base via:

- Increasing the number of manufacturers participating in the Company's programs by constantly searching for new entrepreneurial companies and others who are seeking cost effective means of marketing and advertising their products and services. Four new sales offices devoted to this activity have been opened in the last year.

- Placing priority on developing its web-site and Internet presence in order to establish strong branded presence and fully capitalize on the potential that exists within the e-commerce retailing market segment.

- Building its internal structure that includes the hiring of key management talent, strengthening its customer support group and maintaining the high broadcast quality of its television programming by upgrading its production facilities.

- Expanding the number of strategic alliances with both Internet based and traditional companies to broaden the distribution base for the programming and products it markets.

- Making a major commitment to develop the rapidly growing U.S. Hispanic market by creating a separate Spanish language direct response unit to produce infomercials and commercials.

- Continuing the commitment to continually expand and upgrade Tricom Pictures' production facility and technical expertise to maintain a leading edge
production   capability   that  meets  the  needs  of  its  growing   production
requirements.

The Company expects growth from both the recently launched infomercial division, and a complete stand-alone television production center.

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


NEW ACCOUNTING PRONOUNCEMENTS

     There have been no accounting announcements promulgated during 2000 which would have affected the presentation of the Company's financial statements as of December 31, 2000 and for the year then ended nor any disclosures contained therein.

ITEM 7.  FINANCIAL STATEMENTS
----------------------------
                                                                   PAGE NO.
                                                                  ---------

Independent Auditors' Report .................................        F- 1

Consolidated Balance Sheet as of December 31, 2000                    F- 2

Consolidated Statements of Operations for the Years Ended
   December 31, 1999 and 2000 ................................        F- 3

Consolidated Statements of Stockholders' Deficit for the Years
   Ended December 31, 1999 and 2000 ..........................        F- 4

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1999 and 2000 ................................        F- 5

Notes to Consolidated Financial Statements ...................      F- 6 to F-13

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Site2shop.com, Inc.
Pompano Beach, Florida


     We have audited the accompanying consolidated balance sheet of Site2shop.com, Inc. and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Site2shop.com, Inc. and subsidiaries as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.



                                            /s/ Feldman Sherb & Co., P.C.
                                                Certified Public Accountants

New York, New York
March 1, 2001





                      SITE2SHOP.COM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                December 31, 2000

                                 Assets
                                --------
Current assets:
    Cash and cash equivalents                                               $   421,359
    Accounts receivable, net of allowance for doubtful accounts
    of $549,286                                                               2,044,176
    Inventories                                                                 761,735
   Prepaid and other current assets                                             634,915
                                                                         ---------------
 Total current assets                                                         3,862,185
Equipment and leasehold improvements, net                                     1,167,205
Goodwill                                                                         84,663
Other assets                                                                     95,821
                                                                         ---------------
                 Total assets                                                $5,209,874
                                                                         ===============
                Liabilities and stockholders' deficit

Current liabilities:
   Accounts payable and accrued expenses                                     $1,089,974
   Deferred income taxes payable                                              1,950,917
   Lines of credit                                                               69,365
   Deferred revenue                                                           2,152,906
                                                                         ---------------
                 Total current liabilities                                    5,263,162
Stockholders' deficit:
   Common stock, $.001 par value:
      Authorized 150,000,000 shares; issued and outstanding,
      12,614,702 shares,                                                         12,615
   Additional paid-in capital                                                 1,615,565
   Deferred compensation                                                       (107,866)
   Accumulated deficit                                                       (1,573,602)
                                                                          ---------------
      Total stockholders' deficit                                               (53,288)
                                                                          ---------------
           Total liabilities and stockholders' deficit                      $ 5,209,874
                                                                          ===============

                 See notes to consolidated financial statements







                      SITE2SHOP.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         YEARS ENDED DECEMBER 31,
                                                     -------------------------------
                                                          1999             2000
                                                     -------------     -------------
   Revenues                                           $10,015,377       $16,524,764
   Cost of revenues                                     2,675,670         5,242,998
                                                     -------------     -------------
        Gross Margin                                    7,339,707        11,281,766

  Operaing Expenses:
        Selling                                         2,908,292         3,044,187
        General and administrative                      4,081,092         6,083,369
                                                      ------------     -------------
   Total operating expenses                             6,989,384         9,127,556

  Operating income                                        350,323         2,154,210
  Income taxes                                            165,000           861,334
                                                     -------------     -------------
  Net Income                                            $ 185,323       $ 1,292,876
                                                     =============     =============
  Net Income per Common Share-Basic                     $     .02       $      .10
                                                     =============     =============
  Net Income per Common Share-Diluted                   $     .02       $      .10
                                                     =============     =============
  Weighted Average Number of Common
  Shares-Basic                                         12,220,156        12,521,572
                                                     =============     =============


  Weighted Average Number of Common
            Shares-Diluted                             12,273,268        13,000,515
                                                     =============     =============


                 See notes to consolidated financial statements

                                     F - 3





                        SITE2SHOP.COM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000




                                              Common Stock
                                          ---------------------     Additional                        Total
                              Number of                 Paid-In      Deferred       Accumulated   Stockholders'
                                Shares      Amount      Capital     Compensation      Deficit         Deficit
                              -----------  ---------   -----------  ------------   -------------  -------------
Balance, December 31, 1998    11,391,400    $11,391    $305,233         $ --    $  (3,078,676)   $(2,762,052)

Reacquisition of common stock    (12,500)       (12)    (26,863)          --          (26,875)         --

Stock options issued for services   --         --        68,750           --            --            68,750

Sale of common stock           1,000,802      1,001     998,999           --            --         1,000,000

Common stock issued
  for services                   100,000         10     169,369         (169,469)       --             --

Amortization of  deferred
  compensation                      --         --          --             61,830        --            61,830

Net income                          --         --          --               --         185,323        185,323
                               -----------   --------  -----------    -----------  ------------   ------------
Balance, December 31, 1999    12,479,702     12,480    1,515,488        (107,639)   (2,866,478)    (1,446,149)

Common stock issued
  for services                    35,000         35       65,077         (65,112)       --               --

Common stock issued upon
   acquisitions                  100,000        100       35,000            --          --             35,100

Amortization of  deferred
  compensation                      --         --            --           64,885        --             64,885

Net income                          --         --            --             --       1,292,876      1,292,876
                              ------------ --------- -----------     ------------  ------------ --------------
Balance, December 31, 2000    12,614,702   $ 12,615   $1,615,565       $(107,866)  $(1,573,602)    $ (53,288)
                              ============ ========= ===========     ============  ============ ==============



                 See Notes to Consolidated Financial Statements



                      SITE2SHOP.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEARS ENDED DECEMBER 31,
                                                                                -------------------------
                                                                                1999                 2000
                                                                                -------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     185,323           $1,292,876
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                             168,216              332,858
     Stock options issued for services                                          68,750                 --
     Provision for deferred income taxes                                       165,000              861,917
     Common stock issued for services                                             -                  65,112
     Amortization for deferred compensation                                     61,830                 --
     Provision for bad debts                                                      -                 499,561
     Changes in operating assets and liabilities:
        Increase in accounts receivable                                       (955,386)          (1,226,979)
        Increase in inventories                                                (22,030)            (467,025)
        Increase (decrease) in prepaid expenses
         and other current assets                                               56,256             (572,160)
        (Increase) decrease in other assets                                    (66,356)              17,732
        Increase in accounts payable and accrued expenses                      434,496              152,729
        Deferred revenue                                                      (237,137)            (250,335)
                                                                              ---------           ----------
Net cash provided by (used in)operating activities                            (141,038)              706,286
                                                                              ---------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                         (521,066)            (544,404)
                                                                              ---------           ----------
Net cash used in investing activities                                         (521,066)            (544,404)
                                                                              ---------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of common stock                                          1,000,000                  --
 Bank overdraft                                                                118,100                  --
 Note to related parties                                                        87,000                  --
 Repayment of capital lease obligations- related parties                      (108,540)            (167,182)
 Repayment of capital lease obligations                                        (26,101)             (23,498)
                                                                             ----------           ----------
Net cash provided by (used in) financing activities                          1,070,459             (190,680)
                                                                             ----------           ----------
Net increase (decrease) in cash and cash equivalents                           408,355              (28,798)
Cash and cash equivalents, beginning of period                                  41,802              450,157
                                                                             ----------           ----------
Cash and cash equivalents, end of period                                    $  450,157            $ 421,359
                                                                             ==========           ==========
Supplemental disclosures of cash flow information
Cash paid during the period for:
   Interest                                                                 $   22,702            $     925
                                                                             =========            ==========
   Interest- related party                                                  $    6,584            $   8,095
                                                                             =========            ==========
   Taxes                                                                     $   1,531            $   1,077
                                                                             =========            ==========
Non-cash financing activities:
   Capitalized equipment lease- related party                                $ 275,722           $       --
                                                                             =========            ==========
   Common stock issued for future services and acquistions                   $ 169,469           $  100,077
                                                                             =========            ==========
   Reacquisition of common stock                                             $  26,875           $     --
                                                                             ==========           ==========
   Stock options issued for services                                         $  68,750           $     --
                                                                             ==========           ==========
   Issuance of stock to settle notes payables                                $  97,000           $     --
                                                                             ==========           ==========


                 See Notes to Consolidated Financial Statements

                      SITE2SHOP.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENED DECEMBER 31, 1999 AND 2000

1.   BUSINESS
-------------
      On June 24, 1998, Site2shop.com, Inc., (formerly Tee-Rifik Corp.) (the "Company"), a Nevada corporation, acquired 100% of the issued and outstanding shares of Shop TV and Television, Inc. ("Shop"), a privately held Florida corporation. The existing stockholders of the Company retained their 116,400 shares and the stockholders of Shop received shares of the Company at a ratio of 1,250 to 1 for a total of 1,250,000 shares. Due to the majority ownership of the Company after the transaction by the former Shop stockholders (91.5%) and the Company's lack of substantial assets, liabilities, or marketable products and/or services, the transaction is considered to be a reverse acquisition, whereby Shop is deemed to be the accounting acquirer and to be both the predecessor entity and continuing entity. Accordingly, the combination of the two companies is recorded as a recapitalization of Shop, whereby the combined assets and liabilities are recorded on an historical basis. As neither the Company nor Shop were actively engaged in revenue producing activities prior to this transaction the Company's operations have only been included since June 24, 1999.

      On February 9, 1999, the Company entered into an agreement to merge (the "Merger Agreement") with Tricom Pictures and Productions, Inc. ("Tricom"), a privately held Florida corporation, engaged in the marketing, production and distribution of television programming, into a wholly-owned subsidiary. The stockholders of Tricom; three of whom are Executive Officers of the Company and owned 71.0% collectively of the common stock of the Company (85% of Tricom) and five (remaining) stockholders collectively owned 5.6% of the Company (15% of Tricom). Under the terms of the Merger Agreement, the Tricom stockholders exchanged their shares at a ratio of 100,000 to 1 for a total of 10 million shares. As a result of the merger, the former Tricom stockholders owned 96.8% of the shares of Common Stock of the Company and the transaction is considered to be a reverse acquisition whereby Tricom is considered to be the accounting acquirer. As both companies were under common control, the combination of the two companies is deemed to be a purchase and accounted for as an "as if" pooling of interests, whereby the combined assets and liabilities are recorded on an historical basis. Accordingly, the audited balance sheets as of December 31, 1999 and 2000 represent the combined balance sheet of the Company and Tricom. The audited Statements of Operations and Cash Flows for the year ended December 31, 1999 and 2000 represent the combined operations of the Company and Tricom for the respective years then ended. The Statement of Stockholders' Deficit for the year ended December 31, 1999 and 2000 gives effect to the issuance of 10 million shares by the Company in conjunction with the acquisition of Tricom as of December 31, 1997.

      The company operates primarily in one line of business.

      The Company's business is to market its vendors' products through (i) a half-hour shop-at-home program, (ii) its internet websites, and (iii) a commercial retail store. Additionally the Company produces broadcast quality educational, entertaining and informative television programs that are distributed nationally via cable channels, network affiliates and independent stations nationwide. The Company, through a resolution of the Board of Directors, changed its name as of February 9, 1999.


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

B. Inventories - Inventories consists primarily of retail goods obtained as payment for transactions signed up for by customers. The inventory is recorded at the lower of cost or market using the first-in first-out method. The company receives as part of the consideration for some of their production services inventory product for resale. The inventory is recorded at the fair value of the services rendered.

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

     Deferred revenue represents amounts which have been billed and not yet earned in accordance with this method. Deferred revenue was $2,152,906 at December 31, 2000. The Company had additional signed contracts totaling $2,948,972 at December 31, 2000 for which performance had yet to commence.

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

H. Net Income per share - The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share" specifying the computation, presentation, and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options have been excluded as common stock equivalents in the diluted earnings per share in the event they are either antidilutive, or their effect is not material. On February 23, 1999, the Company affected a 1 for 10 reverse stock split. The financial statements have been restated to give retroactive recognition to the reverse stock split.

I. Stock Based Compensation - The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with the Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company has adopted the pro forma disclosure requirements of Statement No. 123.

 J. Impairment of Long-lived Assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2000, the Company believes that there has been no impairment of its long-lived assets.

 K. Concentration of Risk - Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual or significant risks, in the normal course of business.

 L. New Accounting Pronouncements In June 1998 and June 2000, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either and asset or liability measured at its fair value. SFAS Nos. 133 and 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS Nos. 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of these new standards will have a material impact on the Company's earnings or financial position.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statement " ("SAB 101"), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. In June 2000, the SEC delayed the required implementation date of SAB 101. As a result, SAB 101 will not be effective for the Company until the quarter ended September 30, 2001. In October 2000, the SEC issued further guidance on the interpretations included in SAB 101. The Company is currently analyzing the impact of this Staff Accounting Bulletin.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.

 M. Barter Transactions-The Company trades production services for advertisement pages used in the services for their customers. An asset and barter revenue is recorded at the fair value of the services rendered. Barter revenue for the years ended December 31, 1999 and 2000 was $0 and $600,055 respectively. The asset represents unused magazine advertisement pages totaling $454,000 as of year ended December 31, 2000.

3.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS
-----------------------------------------
     Equipment and Leasehold Improvements are as follows as of December 31, 2000:


                                                   Estimated
                                                  Useful Lives
                                                   ------------


    Furniture and Fixtures .............           7 - 10 Years       $246,497
    Computer Equipment .................           5 -  7 Years        380,307
    Office Equipment ...................           5 -  7 Years        252,272
    Leasehold Improvements .............           2 -  5 Years        283,739
    Leasehold Improvements- Retail Store                4 Years         39,467
    Retail Store Equipment .............                5 Years          7,515
    Retail Store Signs .................                4 Years          4,200
    Vehicles ...........................                3 Years        203,358
    Production Equipment ...............                7 Years        536,917
                                                                      ---------
                                                                       1,954,272

    Less: Accumulated depreciation and
           amortization ................                               787,067
                                                                      ---------
                                                                     $ 1,167,205
                                                                     ===========

4.   RELATED PARTY TRANSACTIONS
-------------------------------

In September 1999, the Company entered into a capital master lease to purchase $275,722 of production, transportation and office equipment with a related party which is 100% owned by two of the Executive Officers of the Company and who own 76% of the Company. On March 16, 2000, the Company, at its option, prepaid the entire unpaid balance of $109,500.

5.   COMMON STOCK
-----------------

     In February 1999, the Company reacquired 12,500 of its common shares. The market value at the time was $26,875.

     During the period of January 15, 1999 through April 6, 1999, the Company issued 1,000,802 shares of common stock to 29 investors for gross proceeds of one million dollars in connection with an offering pursuant to Rule 504 of the Securities Act of 1933 as amended.

     During the period of April 6, 1999 through August 10, 1999, the Company issued 100,000 shares of its common stock, in aggregate, to two attorneys and two consultants for services to be rendered over a period ranging from one to four years from the respective dates of issuance. The aggregate market value of the shares issued based on the respective dates of issuance was $169,000 and the unamortized portion of the grant as of December 31, 1999 and 2000 was $107,639 and $107,866 respectively.

On January 2, 2000, the Company entered into a consulting agreement ("Agreement") with a corporation to provide the Company financial advisory and marketing services in consideration of receipt by a principal of the corporation of 25,000 shares of the Company's common stock. The term of the Agreement is the later of one year from the date of the Agreement or the consummation of a merger or acquisition with a candidate introduced by the corporation, but in no event to exceed two years from the date of the Agreement. The aggregate market value of the shares issued based on the respective dates of issuance was $45,000.

     On January 2, 2000, the Company issued 10,000 shares of its common stock to a corporation to provide employee counseling services to the employees of the Company on as needed basis for a period of one year. The aggregate market value of the shares issued based on the respective dates of issuance was $20,000.


  On December 22, 2000, the Company issued 100,000 shares of its common stock to acquire substantially all of the assets and certain liabilities of Snow Productions Inc. ("Snow"). The aggregate market value of the shares issued based on the respective dates of issuance was $35,000. Snow provides multi-media presentations and assists major company's with their yearly events. This acquisition resulted in goodwill to the Company's assets of $84,663. No revenue for Snow productions was recorded by the company in 2000. Pro-forma information is not presented as such amounts related to Snow were considered immaterial.


6.   INCOME TAXES
-----------------
     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes ("SFAS No.109"). SFAS No.109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

     The provision for income taxes differs from the amount computed applying the statutory federal income tax rate to income before income taxes as follows:

                                                   Year Ended December 31,
                                                   -----------------------
                                                      1999          2000
                                                  ---------      --------
 Statutory federal income tax rate ........          34.0%          34.0%
 State taxes, net of federal tax benefit ..           3.6            3.6
 Other ....................................           9.5            1.1
                                                    -----          -----
                                                     47.1           38.6

                                                    =====          =====


                                                  Year Ended December 31,
                                                  ------------------------
                                                      1999            2000
                                                  -----------    -------------

 Income taxes computed at statutory rate ..        $ 132,000       $ 786,334
 Effect of permanent differences ..........           33,000          75,000
                                                    --------        --------
 Provision for income taxes-deferred ......        $ 165,000       $ 861,334
                                                    ========        ========

     Deferred income taxes are the result of temporary differences between the carrying amounts of assets and liabilities relating to contracts to produce television programs where the percentage of completion method is utilized for financial reporting purposes and the "completed contract" method where revenues and expenses are recognized upon completion of the television programs is used for income tax reporting. The following table sets forth the component of deferred tax liabilities as of December 31, 2000:


 Deferred revenue .........................           $  2,298,000
 Production costs in progress .............               (605,000)
 Other.....................................                257,917
                                                       ------------
    Total .................................           $  1,950,917
                                                       ============

     As  of  December  31,  2000  the  Company  has  net  operating   losses  of
approximately $1,070,000 that are available to reduce future taxable income though the year 2015.


7.   COMMITMENTS
----------------

 A. Operating Leases - The Company leases its offices, retail store, and warehouse under non-cancellable operating leases. All leases have options to renew ranging from a month-to-month basis up to five years. Rent expense for the years ended December 31, 2000, and 1999 was $433,236 and $253,639.


The leases expire through August 2004. Minimum rental commitments are as follows:

                                 Minimum
     Year                        Rental
     ----                        -------
     2001                      $ 388,234
     2002                      $ 246,117
     2003                      $  62,871
     2004                      $  32,034


 B. Employment Agreements - the Company has employment agreements with three key executive officers. The agreements continue for approximately two years ending between June and August of 2001 requiring minimum annual aggregate salaries of $850,000 and provide for severance payments under certain circumstances. The agreements provide the officers with certain additional rights after a change of control (as defined) of the Company occurs. As of December 31, 2000, if all of the officers under contract were to be terminated without good cause (as defined) under these contracts, the Company's liability would be approximately $425,000. Additionally, certain officers received signing bonuses as part of these agreements and all officers are entitled to monthly bonuses at the discretion of the Company's Compensation Committee of which these three key executive officers are members thereof.

 C. Contingencies - the Company is a defendant in various lawsuits and claims which in the aggregate seek general and punitive damages approximating $50,000; these matters arise out of the normal course of business. The Company intends to vigorously defend itself in these actions, and in any event, does not believe these actions singularly or combined would have a material adverse effect on the Company's financial statements or business operations.


9.   ACQUISITIONS
-----------------

     The acquisition of Tricom is a reorganization of Companies under common control, which has been accounted for as an "As If" pooling of interests with Tricom deemed to be the accounting acquirer. Accordingly, the consolidated financial statements have been restated for all periods prior to the acquisition to include the accounts and operations of Tricom.

     Net revenues and net loss for the individual entities are as follows:


 Year Ended December 31, 1999: Site2shop.com          Tricom         Combined
                              -------------       -------------    -----------

     Net revenues ..........   $  5,420,639         $ 4,594,738     $ 10,015,377
     Net income (loss) ....... $    735,265         $  (549,942)    $    185,323

10.  STOCK OPTIONS
------------------
     The Company adopted a Stock Option Plan (the "Plan") in September 1998, as amended. The Plan is administered by a committee ("Committee") appointed by the Board of Directors and provides that the Committee has sole discretion to grant options and to establish terms and conditions of each option, subject to the provisions of the Plan. If options granted are "incentive stock options," the exercise price of the options may not be less than 100% of the fair market value of the Company's stock on the date of the grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the outstanding common stock). Non-statutory options may be granted under the Plan at an exercise price of not less than 55% of fair market value of the common stock on the date of the grant.
The maximum grant term is ten years. The Plan is designed for officers, directors, and other key employees. On April 3, 2000, the Company's Board of Directors increased the number of shares of common stock available for option under the 1998 Employee Stock Option Plan from 3,000,000 million shares to 5,000,000 shares. In addition, the Company registered the 5,000,000 shares of common stock with the United States Securities and Exchange Commission on May 1, 2000. In April 1999, the Company issued options to purchase 50,000 shares of its common stock to nine employees. The options vest upon 24 months of completion of continuous service from the date of grant and were issued at an exercise price of less than fair market value on the date of grant. The compensation expense recorded on the date of grant totaled $68,750. All other option grants since inception of the Plan were at fair market value as of the date of the grant. As of December 31, 1999, 2,378,010 options have been granted at prices ranging from $0.8125 to $35.60 per share and no options have been exercised. As of December 31, 2000, 2,421,500 additional options have been granted at prices of $.50 per share and no options have been exercised. There have been 29,280 options forfeited since inception of the Plan as a result of employee terminations.

     For disclosure purposes the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the year ended December 31, 2000: annual dividends of $0.00, expected volatility of 270%, risk-free interest rate of 6.13 % and expected life of 4 years for all grants. The weighted-average fair values of the stock options granted during the year ended December 31, 1999 was $1.31. The assumptions used for stock options granted during the year ended December 31, 2000: annual dividends of $0.00, expected volatility of 50%, risk-free interest rate of 6.0 % and expected life of 5 years for all grants. The weighted-average fair values of the stock options granted during the year ended December 31, 2000 was $2.20.

     If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net income (loss) and net income (loss) per share - basic and diluted would have been ($1,099,862) and ($0.09) in 1999 and $1,155,457 and $0.09 in 2000.

The following table summarizes the changes in options outstanding and the related price ranges for shares of the Company's common stock:

                              Number of      Price per Share    Number of Shares
                                Shares            Range             Exercisable
                             -------------   ------------------ ----------------

Outstanding, December 31, 1998  155,905       $1.00   -   $35.60         154,585
Granted ......................2,216,635       $0.8125 -    $2.375        800,000
Canceled .....................   (9,320)      $0.8125 -   $35.60             --
                              -----------                               -------
Outstanding,December 31, 1999 2,363,220       $0.8125 -   $35.60         954,585


Granted ......................2,521,500       $0.50 -    $0.50             --
Canceled .....................  (19,500)      $0.8125 -   $35.60           --
                              -----------                                -------
Outstanding,December 31, 2000 4,865,220       $0.50 -   $35.60           954,585
                             ===========                                 =======

     On February 23, 1999, the Company affected a 1 for 10 reverse stock split. All options granted and related exercise prices have been restated to give retroactive recognition to the reverse stock split.

9. LINES OF CREDIT
---------------------

During the year ended December 31, 2000 the Company assumed two lines of credit as a result of the Snow acquisition. The lines of credit are with different financial institutions and are not collateralized by any assets. The lines of credit are payable on demand and bear interest at the prime rate plus 4% and is subject to annual renewal. The total outstanding balance at December 31, 2000 for these lines of credit are $69,365.

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


YEAR FIRST
NAME                      AGE            POSITION                     ELECTED
---------------          ----      ------------------------         ----------
Mark A. Alfieri           32       Chief Executive Officer,            1998
                                   President, Treasurer and Director
Jack A. Levine            42       Vice President, Secretary and       1998
                                   Chairman of the Board of
                                    Directors
Eric J. Warm              32       Chief Operating Officer, Vice       1998
                                   President and Director
Brad Hacker               41       Chief Financial Officer             2000



     Mr. Alfieri has served as Chief Executive Officer, President and Treasurer since July 1999. In July 1994, Mr. Alfieri founded Alfieri Marketing Corporation, a fully integrated marketing firm and predecessor to Shop TV and Television, Inc. In 1991, Mr. Alfieri founded Alfieri and Associates, Inc., a marketing and advertising company and the predecessor of Tricom Pictures & Productions, Inc.

     Mr. Levine has served as Vice President and Chairman of the Board of Directors since July 1999. Prior to such time, Mr. Levine co-founded Tricom Pictures and Productions, Inc. with Mr. Alfieri in 1994 and has served as its Vice President.

     Mr. Warm has served as Chief Operating Officer and Director since July 1999. From 1994 through June 1999, Mr. Warm has served as Vice President of Operations of Tricom Pictures and Productions, Inc. Mr. Warm received a Bachelor of Science in Business Administration from the University of Florida in 1990.

         Mr. Hacker joined the Company in August 2000 as Chief Financial Officer after spending seven years as Treasurer and CFO of Hi-Rise Recycling Systems. Previously, he served as a finance manager for a leasing company and as controller for various divisions of Campbell Taggert, a subsidiary of Anheuser-Busch. He graduated with a BBA from the University of Texas in 1981. He is a CPA.
                                       22

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The following table sets forth the cash and other compensation paid by the Company to its Chief Executive Officer and to each of the executive officers of the Company who received annual compensation in excess of $100,000 for the years ended December 31, 2000 and 1999

 SUMMARY COMPENSATION TABLE

NAME AND                                                              OTHER
PRINCIPAL                                                            ANNUAL
POSITION        YEAR         SALARY            BONUS               COMPENSATION
-------------- -------      --------        ------------           ------------

Mark Alfieri,
Chief Executive
Officer           2000   $325,000          $636,035               $28,906  (1)
                  1999   $325,000          $311,469               $28,906  (1)
Jack Levine,
Vice President    2000   $325,000          $636,035               $28,906  (1)
                  1999   $325,000          $311,469               $28,906  (1)

Eric Warm
Chief Operating   2000   $200,000          $307,972              $ 6,000 (2)
Officer           1999   $200,000          $165,235              $ 6,000 (2)

----------

(1) Represent health and welfare benefits of($6,822) and auto lease payments and related costs of($22,084).
(2) Represents auto lease payments and related costs.


OPTION HOLDINGS

     The following table sets forth information with respect to the grant of options to purchase shares of common stock during the calendar years ended December 31, 1999 ("1999") and 2000 ("2000") to each person named in the Summary Compensation Table.

                           NUMBER OF     % OF TOTAL
                           SECURITIES    OPTIONS/SARS     EXERCISE
                           UNDERLYING      GRANTED TO      OR BASE
                          OPTIONS/SARS   EMPLOYEES IN      PRICE       EXPIR.
   NAME         PERIOD    GRANTED(#)(1)     PERIOD        ($/SHARE)     DATE
----------      ------   --------------  ------------   -----------  ----------

Mark Alfieri    2000          900,000        37.5                 $.50     (3)
                1999          834,300        37.6      $.89375 - $2.375    (2)

Jack Levine     2000          900,000        37.5                 $.50     (3)
                1999          833,870        37.5      $.89375 - $2.375    (2)

Eric Warm       2000          264,500        11.3                 $.50     (3)
                1999          104,000        11.3      $.89375 - $2.375    (2)
                ------------------------

(1) None of the above parties has exercised any of their options as of December 31, 2000. The 1999 grant vested on April 1, 1999, the date of grant. The 2000 grants will vest on, December 22, 2002, two years from the date of grant. There are no other conditions of vesting.

(2) The 1999 grants expire on October 9, 2004.

(3) The 2000 grants expire on December 22, 2005.


AGGREGATED FISCAL YEAR END OPTION VALUE TABLE

     The following table sets forth certain information concerning unexercised options held by the named Executive Officers as of December 31, 2000. No stock options were exercised by the named Executive Officers during the year ended December 31, 2000. No stock appreciation rights were granted or are outstanding.

               Number of Unexercised Options   Value of Unexercised in the Money
                Held at December 31, 2000       Options at December 31, 2000 (1)
               -----------------------------   ---------------------------------
Name              Exercisable   Unexercisable       Exercisable   Unexercisable
-------------      -----------   -------------       -----------   -------------
Mark Alfieri        409,905      1,385,870             $ ----      $ ----
Jack Levine         409,905      1,386,300             $ ----      $ ----
Eric Warm           130,190        411,465             $ ----      $ ----


(1) Dollar values are calculated based on the difference between the respective option exercise price and $.28, the closing price of the Company's Common Stock on December 31, 2000, as reported by the NASDQ OTC Bulletin Board.


EMPLOYMENT AGREEMENTS

     Mark Alfieri, President and CEO. On June 29, 1998, the Company entered into a three-year employment agreement (the "Agreement") with Mr. Alfieri whereby Mr. Alfieri will serve as President and a member of the Board of Directors and received a signing bonus of $125,000. The Agreement called for annual base compensation of $450,000 in 1998 and $250,000 in 1999 and 2000 with bonuses based upon the Company earning a minimum net income of $250,000 and bonus payments ranging from $50,000 to $125,000 predicated on net income ranging from $250,001 to $500,000 for 1998 and 1999. Bonus payments for 1999 would range from $50,000 to $125,000 predicated on Company earning net income (after bonus) ranging from $500,001 to $750,000. Additionally, the Agreement provides for a monthly auto allowance of $1,200 plus insurance and maintenance. Effective April 1, 1999, the Company and Mr. Alfieri mutually modified the Agreement, as a result of the acquisition of Tricom Pictures and Productions, Inc. (See Part I
Item 1. - Business), whereby the annual compensation was raised to $325,000 and bonuses are to be paid monthly at the discretion of the Compensation Committee of which Mr. Alfieri is a member. The Agreement is automatically renewable for successive one-year terms unless the parties mutually agree in writing to alter the terms or one or both of the parties exercises their right, in accordance with the terms of the Agreement, to terminate the Agreement.

     Jack Levine, Vice President. On June 29, 1998, the Company entered into a three-year employment agreement (the "Agreement") with Mr. Levine whereby Mr. Levine will serve as Vice President and a member of the Board of Directors and received a signing bonus of $125,000. The Agreement called for annual base compensation of $450,000 in 1998 and $250,000 in 1999 and 2000 with bonuses based upon the Company earning a minimum net income of $250,000 and bonus payments ranging from $50,000 to $125,000 predicated on net income ranging from $250,001 to $500,000 for 1999 and 2000. Bonus payments for 1999 would range from $50,000 to $125,000 predicated on Company earning net income (after bonus) ranging from $500,001 to $750,000. Additionally, the Agreement provides for a monthly auto allowance of $1,200 plus insurance and maintenance. Effective April 1, 1999, the Company and Mr. Levine mutually modified the Agreement, as a result of the acquisition of Tricom Pictures and Productions, Inc. (See Part I Item 1.
- Business), whereby the annual compensation was raised to $325,000 and bonuses are to be paid monthly at the discretion of the Compensation Committee of which Mr. Levine is a member. The Agreement is automatically renewable for successive one-year terms unless the parties mutually agree in writing to alter the terms or one or both of the parties exercises their right, in accordance with the terms of the Agreement, to terminate the Agreement.

     Eric Warm, Vice President and Chief Operating Officer. On August 1, 1998, the Company entered into a three-year employment agreement (the "Agreement") with Mr. Warm whereby Mr. Warm will serve as Chief Operating Officer and a member of the Board of Directors. The Agreement called for annual base compensation of $200,000 in 1998 and 1999 respectively, with 1999 bonuses based upon Company earning a minimum net income of $250,000 and bonus payments ranging from $25,000 to $62,500 predicated on net income ranging from $250,001 to $500,000. Bonuses in 1999 are based upon the Company earning a minimum net income of $500,000 and bonus payments ranging from $25,000 to $62,500 predicated on net income ranging from $500,001 to $750,000. Additionally, the Agreement provides for a monthly auto allowance of $500 plus insurance and maintenance. Effective April 1, 1999, the Company and Mr. Warm mutually modified the Agreement, retroactive to April 1, 1999, as a result of the acquisition of Tricom Pictures and Productions, Inc. (See Part I Item 1 -Business), whereby bonuses are to be paid monthly at the discretion of the Compensation Committee of which Mr. Warm is a member. The Agreement is automatically renewable for successive one-year terms unless the parties mutually agree in writing to alter the terms or one or both of the parties exercises their right, in accordance with the terms of the Agreement, to terminate the Agreement.


1999 AMENDED STOCK OPTION PLAN

     On September 10, 1998 the Board of Directors adopted the Company's 1999 Stock Option Plan (the "Plan"). On December 1, 1999, the Plan was amended by Consent of the Board of Directors and Majority Shareholders to increase the number of shares of common stock which may be purchased by option (the "Plan Option" as hereinafter defined), from 1,500,000 to 3,000,000. On April 3, 2000, the Company's Board of Directors increased the number of shares of common stock available for option under the 1998 Employee Stock Option Plan from 3,000,000 million shares to 5,000,000 shares. In addition, the Company registered the 5,000,000 shares of common stock with the United States Securities and Exchange Commission on May 1, 2000.

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

     The Board of Directors or the Committee may amend, suspend or terminate the Plan at any time, except that no amendment shall be made which (i) increases the total number of shares subject to the Plan or changes the minimum purchase price therefor (except in either case in the event of adjustments due to changes in the Company's capitalization), (ii) affects outstanding Plan Options or any exercise right there under, (iii) extends the term of any Plan Option beyond ten years, or (iv) extends the termination date of the Plan. Unless the Plan shall theretofore have been suspended or terminated by the Board of Directors, the Plan shall terminate approximately 10 years from the date of the Plan's adoption. Any such termination of the Plan shall not affect the validity of any Plan Options previously granted there under.

     As of December 31, 2000, 4,865,220 Plan Options are outstanding pursuant to the Plan. The following table summarizes the status of the Options issued and outstanding:



                         Number of Securities       Exercise Price    Expiration
Date of Grant              Underlying Options           Per Share         Date
-----------------        ----------------------      -------------- ------------

Balance at December 31, 1998     155,905
Apr.  1, 1999   (2)              800,000            $ 2.375        Mar. 31, 2004
Apr.  1, 1999   (4)               50,000            $ 1.00         Mar. 31, 2004
Oct. 10, 1999   (4)              247,000            $ 0.8125       Oct.  9, 2004
Oct. 10, 1999   (4)            1,119,635            $ 0.89375      Oct.  9, 2004
Forfeitures     (3) (5)           (9,320)              (5)             (5)
                              -----------
Balance at December 31, 1999   2,363,220
Granted ....................   2,521,500            $.50           Dec. 22, 2005
Forfeitures     (3) (5)          (19,500)              (5)             (5)

                               -----------
Outstanding, December 31, 2000 4,865,220  (6)    $0.5000 -   $35.60
                               ===========



Notes:
(1) Options vest upon grantee's completion of 24 months of employment from initial hire date. No grantee's options had vested as of the date of grant.

(2)  All options vest upon date of grant.

(3)  All options expired as a result of grantee's termination of employment.

(4) All options vest upon completion of 24 months of employment from date of grant.

(5) 3,000 options expired from the second April 1, 1999 grant and 5,000 options from the first October 10, 1999 grant.

(6) As of December 31, 2000, 954,585 options had vested, none of which were exercised. The remaining 3,810,635 options outstanding as of December 31, 2000 had not vested nor were exercised.

EXECUTIVE BONUS PLAN

     In conjunction with the acquisition of Tricom, the Company's Board of Directors ("Board") formed the Compensation Committee ("Committee") on April 1, 1999 to reward executive officers and other key employees based upon the performance of the Company and such individuals. Under the Plan, the Committee may recommend subject to the Board's approval bonuses from time to time. The Committee is comprised of Messrs. Alfieri, Levine and Warm and Mr. A. Wayne Gill, a principal of the law firm Gill & Associates, P.A. who performs legal services on behalf of the Company. Mr Gill received 5,000 shares of Common Stock of the Company and $32,000 of fees in connection with legal services rendered on behalf of the Company. Mr. Gill received no compensation for his services as a member of Compensation Committee. Messrs. Alfieri, Levine and Warm are also members of the Board.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth certain information regarding the Company's Common Stock beneficially owned on March 23, 2001, for (i) each shareholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities to which the person has the right to acquire beneficial ownership within sixty (60) days. At March 23, 2000, there were 12,614,702 Shares ("Shares") of the Company's Common Stock, par value $.001 (the "Common Stock") outstanding.

Name and Address of       Number of Shares of Common           Percentage of
Beneficial Owner (1)       Stock Beneficially Owned         Beneficial Ownership
----------------------    -------------------------        ---------------------

Mark Alfieri                      5,952,855 (2)                   37.7%
Jack Alan Levine                  5,957,300 (3)                   37.7%
Eric Warm                         1,892,055 (4)                   12.0%
Brad Hacker                          80,000(5)                     0.5%
All Executive Officers and
Directors as a Group (4 persons) 13,882,210 (2)(3)(4)(5)           87.9%

--------------------------------------------------

(1) Unless otherwise indicated, the address of each of the listed beneficial owners identified is 2001 West Sample Road, Pompano Beach, Florida 33064.

(2) Mr. Alfieri is Chief Executive Officer, Director, President and Treasurer of the Company. Includes options to purchase 61,905 Shares at $1.00 per Share through December 21, 2003, 348,000 Shares at $2.375 per Share through March 31, 2004 and 486,300 Shares at $0.89375 per Share through October 9, 2004, 900,000 shares at $.50 per share through December 22, 2005.Includes 3,702,500 shares held by the Alfieri-Eade Family Limited Partnership #1 of which Mr. Alfieri is the general partner.

(3) Mr. Levine is Chairman of the Board of Directors, Vice President and Secretary of the Company. Includes options to purchase 61,905 Shares at $1.00 per Share through December 21, 2003, 348,000 Shares at $2.375 per Share through March 31, 2004 and 485,870 Shares at $0.89375 per Share through October 9, 2004, 900,000 shares at $.50 per share through December 22, 2005. Includes 3,702,500 shares held by the Jack Alan Levine Family Limited Partnership #1 of which Mr. Levine is the general partner.

(4) Mr. Warm is Chief Operating Officer and a Director of the Company. Includes options to purchase 26,190 Shares at $1.00 per Share through December 21, 2003, 104,000 Shares at $2.375 per Share through March 31, 2004 and 147,465
     Shares at $0.8975 per Share, and 264,500 sjares at $.50 per share through December 22, 2005.


(5) Mr. Hacker is Chief Financial Officer of the Company. Includes options to purchase 75,000 Shares at $1.31 per Share through August 22, 2005 and 5,000 Shares at $0.50 per Share through December 22, 2005.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     On February 10, 1999 the Company announced plans to acquire Tricom in exchange for 10 million shares of the Company's Common Stock, subject to receiving a fairness opinion reflecting a valuation of Tricom of not less than $10 million. The Company's Board of Directors retained the services of an independent experienced business appraisal firm to make such a determination. The firm concluded that based on its review and analysis of the transaction and all relevant factors and data, the fair market value of Tricom approximated $11.4 million and that the transaction was fair to the shareholders of the Company from a financial point of view. On March 8, 2000, the Company completed its acquisition of Tricom based on the previously announced terms. Tricom was 85% owned by three Executive Officers of the Company (Messrs. Alfieri, Levine and Warm) at the time of acquisition and the remaining five shareholders of Tricom (Messrs. R. Secreto, D. Campbell, N. Ferber, C. Grossman and G. Grossman) were existing stockholders of the Company prior to the acquisition. On the date the Company's shares were issued to the Tricom stockholders (March 8, 2000), the market value of the stock issued approximated $28,750,000.

     As of February 1, 1999, the Company advanced $97,000 to a company, Legal Street Enterprises, Inc., which is 67% owned by the Executive Officers (Messrs. Alfieri and Levine, individually; 33.333% each) of the Company. Interest payments at the rate of 8% per annum commence on August 1, 2000 and for 59 consecutive months thereafter. A balloon payment of the full principal amount is due with the 60th month payment. Legal Street prepaid the interest for the period of February 2000 through December 2000 ($7,200) in September 2000, however, after review of Legal Street's financial condition by the Company's management, the Company has opted to fully provide for potential loss of the full value of the Note as of December 31, 2000. Additionally, the Company rendered television production services during 2000 totaling $24,000 which has been paid in full.

     On September 1, 1999, the Company entered into a master lease agreement to lease $276,000 of television production, transportation and office equipment with a corporation owned by two executive officers (Messrs. Alfieri and Levine) of the Company. The terms of the debt require monthly payments of $21,910 (inclusive of principal, interest, at 13.55% per annum, and sales tax) commencing on September 1, 2000 and for eleven months thereafter. The Company has the option to prepay the purchase of the equipment at its fair market value deemed to be 10% of the cost of the equipment ($27,000). The Company exercised its option at the inception of the lease.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
-------------------------------------------

(a) There were no reports on Form 8-K filed by the Registrant during the period of July 14, 2000, the effective date of the Registration Statement and December 31, 2000.

(b)  Exhibits

     Exhibit
      Number                         Description
     -------                        --------------------------------------------
       2     *                     Agreement and Plan of Reorganization *
       2.1   *                     Merger Agreement of February 9, 1999 *
       3.1   *                     Articles of Incorporation *
       3.1.2 *                     Certificate of Amendment of Articles of
                                    Incorporation dated August 16, 1996 *
       3.1.3 *                     Certificate of Amendment of Articles of
                                    Incorporation dated June 25, 1998 *
       3.1.4 *                     Certificate of Amendment of Articles of
                                    Incorporation dated February 9, 1999 *
      10.2   *                     Executive Employment Agreement dated June 29,
                                    1998 between Registrant and Mark Alfieri *
      10.3   *                     Executive Employment Agreement dated June 29,
                                    1998 between Registrant and Jack Levine *
      10.4   *                     Executive Employment Agreement dated
                                    August 18, 1998 between Registrant and
                                   Eric Warm *
      10.5   *                     bid4it tm Seller Agreement *
      10.6   *                     Yahoo! Shopping Insertion Order *
      21     *                     Subsidiaries of Registrant *
      24                           Consent of Independent Accountants-Feldman
                                    Sherb and Co. P.C.
      27                           Financial Data Schedule

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

March 23, 2001

IN ACCORDANCE WITH THE SECURITEIS EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

/s/ MARK ALFIERI               Chief Executive Officer and        March 23, 2001
----------------                          Director
    MARK ALFIERI

/s/ JACK LEVINE                Chairman of the Board and          March 23, 2001
---------------                          Secretary
    JACK LEVINE

/s/ ERIC WARM                  Chief Operating Officer and        March 23, 2001
---------------                          Director
    ERIC WARM

/s/ BRAD HACKER               Chief Financial Officer            March  23, 2001
----------------
    BRAD HACKER