Form 10QSB
period 2001-03-31
SITE2SHOP COM INC
filed 2001-05-10
CIK 1066849

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB



                                   (Mark One)
     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                 --------------

                                       Or

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the transition period from to



                            Commission File Number:
                                    0-26093


        INTERMEDIA MARKETING SOLUTIONS,INC.(FORMERLY "SITE2SHOP.COM, INC.")
       --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Nevada                                            88-0382813
----------------------------                   ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)



         2001 West Sample Road, Suite 101, Pompano Beach, Florida 33064
         --------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)


                                  (954)969-1199
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


                              SITE2SHOP.COM,INC.
-----------------------------------------------------------------------
(Former name former address and former fiscal year,if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
  has been subject to such filing requirements for the past 90 days. Yes X No
                                      - ---

As of May 10, 2001, the registrant had a total of 12,614,702 common shares outstanding.

                      INTERMEDIA MARKETING SOLUTIONS, INC.
                        (formerly "Site2shop.com, Inc.")
                              Index to Form 10-QSB

                                 March 31, 2001


                          PART I. FINANCIAL INFORMATION

                                                                            Page
Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet at March 31, 2001                                   3

Consolidated Statements of Operations for the three months ended
March 31, 2001 and 2000                                                        4


Consolidated Statements of Cash Flows for the three months
ended March 31, 2001 and 2000                                                  5

Notes to Consolidated Financial Statements                                     6

Item 2. Management's Discussion and Analysis or Plan of Operations             7

PART II. OTHER INFORMATION                                                     9

Not Applicable

              INTERMEDIA MARKETING SOLUTIONS, INC. AND SUBSIDIARIES
                        (FORMERLY "SITE2SHOP.COM, INC.")
                           Consolidated Balance Sheet
                                   (UNAUDITED)
                                 March 31, 2001


                                     Assets
                                    --------
Current assets:
    Cash and cash equivalents                                       $   361,457
    Accounts receivable, net of allowance for doubtful accounts
    of $549,286                                                       2,559,856
    Inventories                                                       1,010,552
    Prepaid expenses and other current assets                           769,515
                                                                 ---------------
 Total current assets                                                 4,701,380

Equipment and leasehold improvements, net                             1,228,246
Goodwill                                                                 82,663
Other assets                                                            165,321
                                                                 ---------------
                 Total assets                                        $6,177,610
                                                                 ===============
                Liabilities and stockholders' equity

Current liabilities:
   Accounts payable and accrued expenses                             $1,070,318
   Deferred income taxes payable                                      2,099,624
   Lines of credit                                                       69,362
   Deferred revenue                                                   2,781,515
                                                                 ---------------
                 Total current liabilities                            6,020,819
Stockholders' equity:
   Common stock, $.001 par value:
      Authorized 150,000,000 shares; issued and outstanding,
      12,614,702 shares,                                                 12,615
   Additional paid-in capital                                         1,615,565
   Deferred compensation                                               (107,866)
   Accumulated deficit                                               (1,363,523)
                                                                  --------------
      Total stockholders' equity                                        156,791
                                                                  --------------
           Total liabilities and stockholders' equity               $ 6,177,610
                                                                  ==============

                 See notes to unaudited consolidated financial statements




                     INTERMEDIA MARKETING SOLUTIONS, INC. AND SUBSIDIARIES
                                (FORMERLY "SITE2SHOP.COM, INC.")
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)


                                                         THREE MONTHS ENDED MARCH 31,
                                                     --------------------------------
                                                          2000             2001
                                                     -------------     -------------
   Revenues                                           $ 1,983,735       $ 3,493,927
   Cost of revenues                                       612,207         1,215,201
                                                     -------------     -------------
        Gross Margin                                    1,371,528         2,278,726

  Operating Expenses:
        Selling                                           668,578           694,973
        General and administrative                      1,169,818         1,211,986
                                                      ------------     -------------
   Total operating expenses                             1,838,396         1,906,959

  Operating income (loss)                                (466,868)          371,767
  Income tax                                             (169,000)          148,707
                                                     -------------     -------------
  Net Income (loss)                                     $(297,868)       $  223,060
                                                     =============     =============
  Net Income (loss) per Common Share-Basic              $    (.02)       $      .02
                                                     =============     =============
  Net Income (loss) per Common Share-Diluted            $    (.02)       $      .02
                                                     =============     =============
  Weighted Average Number of Common
  Shares-Basic                                         12,508,850        12,614,702
                                                     =============     =============


  Weighted Average Number of Common
            Shares-Diluted                             12,508,850        12,614,702
                                                     =============     =============


                 See notes to unaudited consolidated financial statements

                                        3




                     INTERMEDIA MARKETING SOLUTIONS, INC. AND SUBSIDIARIES
                                (FORMERLY "SITE2SHOP.COM, INC.")
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                -------------------------
                                                                                2000                2001
                                                                                -------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             (297,868)           $ 223,060
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                              75,553               71,557
     Provision for deferred income taxes                                      (169,000)             149,007
     Amortization for deferred compensation                                     34,073                 --
     Provision for bad debts                                                    49,275             (116,286)
     Changes in operating assets and liabilities:
        (Increase)decrease in accounts receivable                              120,444             (399,394)
        (Increase) decrease in inventories                                       1,265             (248,817)
        (Increase) decrease in prepaid expenses
         and other current assets                                                1,244             (134,600)
        Increase in other assets                                               (22,759)             (69,500)
        Decrease in accounts payable and accrued expenses                     (272,524)             (30,940)
        Increase in deferred revenue                                           559,433              628,609
                                                                              ---------           ----------
Net cash provided by operating activities                                       79,136               72,696
                                                                              ---------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                          (38,966)            (132,598)
                                                                              ---------           ----------
Net cash used in investing activities                                          (38,966)            (132,598)
                                                                              ---------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Bank overdraft                                                                 33,905                 --
 Repayment of capital lease obligations- related parties                      (167,182)                --
 Repayment of capital lease obligations                                         (4,909)                --
                                                                             ----------           ----------
Net cash provided by (used in) financing activities                           (138,186)                --
                                                                             ----------           ----------
Net decrease in cash and cash equivalents                                      (98,016)             (59,902)
Cash and cash equivalents, beginning of period                                 450,157              421,359
                                                                             ----------           ----------
Cash and cash equivalents, end of period                                    $  352,141            $ 361,457
                                                                             ==========           ==========
Supplemental disclosures of cash flow information
Cash paid during the period for:
   Interest                                                                 $      539           $     --
                                                                             =========            ==========
   Interest- related party                                                  $    8,095            $    --
                                                                             =========            ==========
   Taxes                                                                     $   1,077            $   1,238
                                                                             =========            ==========
Non-cash financing activities:
   Common stock issued for future services and acquisitions                   $  68,399           $    --
                                                                             =========            ==========



                 See Notes to Unaudited Consolidated Financial Statements

                      INTERMEDIA MARKETING SOLUTIONS, INC.
                         (Formerly "Site2shop.com, Inc.")
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2001

1. BASIS OF PRESENTATION AND OPERATIONS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The consolidated results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Intermedia Marketing Solutions, Inc. ("Intermedia Marketing Solutions" or the "Company") audited financial statements for the year ended December 31, 2000.

On April 25, 2001 the Company announced the corporate name change to Intermedia Marketing Solutions, Inc. The objective of the name change is to bring the Company's name more in line with its corporate focus. The company has developed into a vertically integrated full-service media company performing all aspects of television production and distribution

                      INTERMEDIA MARKETING SOLUTIONS, INC.
                         (Formerly "Site2shop.com, Inc.")

PART I. ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                                 March 31, 2001
                                   (UNAUDITED)

The following discussion of the results of the operations and financial condition of Intermedia Marketing Solutions, Inc. ("Intermedia Marketing Solutions" and the "Company") should be read in conjunction with Intermedia Marketing Solutions Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report and the Company's Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2000.

Overview

The Company is an integrated multimedia marketing-solutions company. Site2shop.com, its consumer shopping division, markets and sells unique, newly launched, and nationally branded consumer products using their integrated media approach through 30-minute shop-at-home television programs, a retail store, and e-commerce web sites. The company's Tricom Pictures division produces television programs to educate viewers on breakthroughs, emerging trends, innovations, and lifestyles. These two divisions are related in that both deal with the Company marketing the clients products to the consumers. The company's third division is a full service state-of-the-art multimedia production facility that produces television, print and web material for Integrated Media Solutions, its divisions as well as other clients. All programs and commercials are distributed to national audiences through a combination of any and all of the following: ABC affiliates, NBC affiliates, CBS affiliates, FOX affiliates, UPN affiliates and WB affiliates (collectively "network affiliates"), independent television stations and targeted cable networks. Products and services featured on the shopping divisions shows and direct response commercials are sold through its telephone call centers, the Company's websites, other e-commerce websites and the Company's retail stores.


Part of the Company's strategy is to grow through the opening of new offices domestically and the expansion of the number of distribution opportunities for the participants on the Company's television programs. The Company's expansion and growth plans will depend on its ability to identify appropriate targets and markets and obtain the necessary financing to bring these plans to fruition. Further, the success of the Company's efforts will depend on its ability to identify these opportunities, attract highly qualified personnel and manage geographically dispersed operations. There can be no assurances that the Company will be successful in its plan of operational expansion nor the management of such growth.



Results of Operations

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED MARCH 31, 2000.

Total revenues for the three months ended March 31, 2001 were $3,493,927, an increase of $1,510,192 over $1,983,735 for the prior comparable period in 2000. The increase is attributable to the increase in revenues from the TV shopping division of approximately $1,250,000 and an increase in the education division of approximately $250,000. A portion of the shopping division increase was as a result of new offices opened after the first quarter of 2000, resulting in additional revenue of approximately $410,000. The increase in revenue is attributable to production efficiencies whereby the company was able to produce, edit and air more completed phases than in the comparable quarter last year. These projects were a result of an increase in contracts signed and booked in the second half of 2000 mainly as a result of new sales offices opened in 2000.

Cost of Revenues increased to $1,215,201, or 35% of revenues versus $612,207 or 31% for the prior comparable period. The increase in expenses is attributable to an increase in revenue and the associated production and airing costs with this revenue. On a percentage basis the increase is a result of a reduced pricing structure of the education division which has resulted in more sales and gross margins however at a lower rate on a percentage basis.

Selling expenses were $694,973 during the three months ended March 31, 2001, an increase of $26,395 from the prior comparable period in 2000. Selling expenses in 2001 were 20% of net revenues as compared to 34% in 2000. The reductions of selling expenses on a percentage basis is a result of fixed costs remaining constant from year to year and with the increase of selling expenses would be lower on a percentage basis as compared to the increase in revenues. On a dollar to dollar basis selling expenses are higher as compared to last year primarily as a result of commissions paid on higher revenues.

General and administrative expenses were $1,211,986 during the three months ended March 31, 2001, an increase of $42,168 from the prior comparable period in 2000. Administrative expenses in 2001 were 35% of net revenues as compared to 59% in 2000. The reductions of administrative expenses on a percentage basis is a result of increases to fixed costs remaining minimal from year to year and the increase of administrative expenses would be lower on a percentage basis as compared to the increase in revenues. On a dollar to dollar basis administrative expenses are higher mainly because of rent expenses for new offices not opened in 2000.

Liquidity and Capital Resources

The Company generated $72,696 from operating activities in 2001 as opposed to $79,136 during the same period in 2000. The 2001 result is mainly attributable to a net income of $223,060 that is approximately $520,000 above the prior comparable period. The increase and decreases in operating assets and liabilities resulted in a net increase to cash flow of less than $6,000 as compared to the same three months last year. Cash used in investing activities totaled $132,598 in 2001 primarily as a result of capital expenditures relating to purchase of production equipment and the upgrade of computer hardware and software in order to promote and upgrade the Company's website and MIS infrastructure. At March 31, 2001, the Company's backlog for contracts signed and work has not begun or contracts partially completed and work is to be done totaled $4,816,000 as compared to $5,220,000 at March 31, 2000. The decrease is mainly a result of more deferred revenue becoming sales as a result of improved efficiencies in the production department and a larger portion of contract being completed on a percentage basis.


The Company believes that cash and cash equivalents and cash generated from its current level of operations to be sufficient to meet its working capital requirements over the balance of the current year. The Company continues to seek opportunities for growth either through the opening of new offices, enhancing and increasing production capacity, acquisitions, additional distribution channels of its shows, participants products and services and any and all combinations thereof, and in connection therewith, may seek to raise cash in the form of equity, bank debt or other debt financing, or may seek to issue stock as consideration for acquisition targets or expansion capital.

The Company currently has no outstanding material commitments for capital expenditures. The Company's primary requirements for capital will be the cost of revenue, strategic acquisitions, marketing and sales costs associated with the Company's national and international expansion into new target markets, and general and administrative expenses associated with the Company's business plan.

The Company anticipates, based on currently proposed plans and assumptions relating to operations (including the anticipated costs associated with, and timetable for, its proposed expansion), that cash flows from operations will be sufficient to satisfy the Company's contemplated cash requirements for at least 12 months. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or if its existing capital and cash flow otherwise prove to be insufficient (due to unanticipated expenses, delays, problems, difficulties or otherwise), the Company could be required to seek additional financing or may be required to curtail its expansion or other activities. In the event that the Company requires additional financing, the Company may seek to raise capital through the sale of its equity securities, including at prices which may represent significant discounts from the market price of the Common Stock.


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

Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


Intermedia Marketing Solutions, Inc.
(Registrant)


 /s/ Mark Alfieri
--------------------------------
Mark Alfieri
President



 /s/ Brad Hacker
-------------------------------------
Brad Hacker
Chief Financial Officer


Dated: May 10, 2001