Form 10KSB/A
period 2000-12-31
SITE2SHOP COM INC
filed 2001-06-04
CIK 1066849

U.S. Securities and Exchange Commission

                                Washington, D.C.

                                  FORM 10-KSB/A

                                 Amendment No. 1

Footnote 2.L. of the financial statements, as listed in item 7 has been amended to include the Company's implementation of SAB 101 and any changes in accounting as specified.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ended December 31, 2000 were $16,524,764.

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

Notes to Consolidated Financial Statements ...................      F- 6 to F-12

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

     In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements," which became effective in the fourth quarter of 2000. The adoption of SAB No. 101 did not have a material effect on the Company's financial statements.

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

5.   COMMON STOCK
-----------------

     In February 1999, the Company reacquired 12,500 of its common shares.The market value at the time was $26,875.

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

7.   COMMITMENTS
----------------

     A. Operating Leases - The Company leases its offices, retail store, and warehouse under non-cancellable operating leases. All leases have options to renew ranging from a month-to-month basis up to five years. Rent expense for the years ended December 31, 2000, and 1999 was $433,236 and $253,639. The leases expire through August 2004. Minimum rental commitments are as follows:

                                 Minimum
     Year                        Rental
     ----                        -------
     2001                      $ 277,457
     2002                      $ 162,065
     2003                      $  62,846
     2004                      $  32,034


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

     Net revenues and net loss for the individual entities are as follows:


 Year Ended December 31, 1999:  Site2shop.com          Tricom         Combined
                                -------------       -------------    -----------

     Net revenues ...........  $  5,420,639         $ 4,594,738     $ 10,015,377
     Net income (loss) ........$    735,265         $  (549,942)    $    185,323


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

          The following table summarizes the changes in options outstanding and the related price ranges for shares of the Company's common stock:

                                Number of     Price per Share  Number of Shares
                                 Shares            Range         Exercisable
                               ----------- -----------------   ----------------

Outstanding, December 31, 1998    155,905     $1.00 - $35.60             154,585
Granted ...................     2,216,635     $0.8125 - $2.375           800,000
Exercised ....................     --
Canceled ....................      (9,320)    $0.8125 - $35.60               --
                                -----------   -----------------         -------
Outstanding, December 31, 1999  2,363,220     $0.8125 -   $35.60         954,585


Granted ......................   2,521,500    $0.50 - $0.50                --
Exercised ....................      --
Canceled .....................     (19,500)   $0.8125 - $2.375             --
                                 ----------- -------------------       ---------
Outstanding, December 31, 2000   4,865,220    $0.50 - $35.60            954,585
                                 =========== ===================       =========


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

June 4, 2001

          IN ACCORDANCE WITH THE SECURITEIS EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

/s/ MARK ALFIERI               Chief Executive Officer and        June 4, 2001
----------------                          Director
    MARK ALFIERI

/s/ JACK LEVINE                Chairman of the Board and          June 4, 2001
---------------                          Secretary
    JACK LEVINE

/s/ ERIC WARM                  Chief Operating Officer and        June 4, 2001
---------------                          Director
    ERIC WARM

/s/ BRAD HACKER               Chief Financial Officer             June 4, 2001
----------------
    BRAD HACKER