Form 10QSB
period 2001-06-30
SITE2SHOP COM INC
filed 2001-08-09
CIK 1066849

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Form 10-QSB

                                (Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2001
                                      -------------

                              Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from             to




                            Commission File Number:
                                    0-26093


                         INTERMEDIA MARKETING SOLUTIONS, INC.
---------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)


        Nevada                                   88-0382813
--------------------                          ----------------
 (State or other jurisdiction              (IRS Employer Identification No.)
 of incorporation or organization)



         2001 West Sample Road, Suite 101, Pompano Beach, Florida    33064
------------------------------------------------------------------------------
                  (Address of principal executive offices)         (Zip Code)


                          (954) 969-1010
        -------------------------------------------------------
         (Registrant's telephone number, including area code)


                           Not applicable
----------------------------------------------------------------------------
(Former name former address and former fiscal year,if changed since last report)


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
    -      ---

   As of August 10, 2001, the registrant had a total of 12,647,702 common shares outstanding.

                      INTERMEDIA MARKETING SOLUTIONS, INC.
                              Index to Form 10-QSB
                                  June 30, 2001


PART I.   FINANCIAL INFORMATION
                                                                           Page
   Item 1. Consolidated Financial Statements (Unaudited)

      Consolidated Balance Sheet at June 30, 2001                              3

      Consolidated Statements of Operations for the three and six months ended
      June 30, 2001 and 2000                                                   4

      Consolidated Statements of Cash Flows for the six months
      Months ended June 30, 2001 and 2000                                      5
 .
      Note to Consolidated Financial Statements                                6

     Item 2.  Management's Discussion and Analysis or Plan of Operations       7


PART II.  OTHER INFORMATION                                                   11

         Not Applicable

                INTERMEDIA MARKETING SOLUTIONS, INC. AND SUBSIDIARIES
                            Consolidated Balance Sheet
                                   (UNAUDITED)
                                 June 30, 2001


                                     Assets
                                    --------
Current assets:
    Cash and cash equivalents                                       $   357,615
    Accounts receivable, net of allowance for doubtful accounts
    of $672,087                                                       3,020,619
    Inventories                                                       1,257,133
    Prepaid expenses and other current assets                           685,012
                                                                 ---------------
 Total current assets                                                 5,320,379

Equipment and leasehold improvements, net                             1,588,844
Goodwill                                                                 91,660
Other assets                                                            117,566
                                                                 ---------------
                 Total assets                                        $7,118,449
                                                                 ===============
                Liabilities and stockholders' equity

Current liabilities:
   Accounts payable and accrued expenses                             $2,305,349
   Deferred income taxes payable                                      2,412,425
   Lines of credit                                                       69,362
   Deferred revenue                                                   1,757,794
                                                                 ---------------
                 Total current liabilities                            6,544,930
Stockholders' equity:
   Common stock, $.001 par value:
      Authorized 150,000,000 shares; issued and outstanding,
      12,614,702 shares,                                                 12,615
   Additional paid-in capital                                         1,615,565
   Deferred compensation                                               (107,866)
   Accumulated deficit                                                 (946,795)
                                                                  --------------
      Total stockholders' equity                                        573,519
                                                                  --------------
           Total liabilities and stockholders' equity               $ 7,118,449
                                                                  ==============

                 See notes to unaudited consolidated financial statements




                     INTERMEDIA MARKETING SOLUTIONS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)


                                                THREE MONTHS ENDED JUNE,         SIX MONTHS ENDED JUNE 30,
                                              --------------------------------  ------------------------------
                                                  2000             2001              2000             2001
                                              -------------     -------------   -------------   -------------
   Revenues                                   $ 2,926,325         4,814,153      $ 4,910,060       $ 8,308,080
   Cost of revenues                               762,064         2,119,637        1,374,271         3,726,997
                                              -------------     -------------    -------------     -------------
        Gross Margin                            2,164,261         2,694,516        3,535,789         4,581,083

  Operating Expenses:
        Selling                                   686,478           699,473        1,686,468         1,688,335
        General and administrative              1,349,421         1,278,131        2,187,827         1,804,069
                                              ------------     -------------     ------------     -------------
   Total operating expenses                     2,035,899         1,977,604        3,874,295         3,492,404

  Operating income (loss)                         128,362)          716,912         (338,506)        1,088,679
  Income tax                                       49,000           313,165         (120,000)          461,872
                                              ------------     -------------     -------------     -------------
  Net Income (loss)                             $  79,362        $  403,747        $(218,506)       $  626,807
                                              =============     =============    =============     =============
  Net Income (loss) per Common Share-Basic     $     .01        $      .03         $ (.02)          $   .05
                                              =============     =============    =============     =============
  Net Income (loss) per Common Share-Diluted   $     .01        $      .03         $ (.02)          $   .05
                                              =============     =============    =============     =============
  Weighted Average Number of Common
  Shares-Basic                                 12,514,702        12,614,702        12,514,702        12,614,702
                                              =============     =============    =============     =============
  Weighted Average Number of Common
            Shares-Diluted                     12,514,702        12,614,702        12,514,702        12,614,702
                                              =============     =============    =============     =============


                 See notes to unaudited consolidated financial statements

                                        4




                     INTERMEDIA MARKETING SOLUTIONS, INC. AND SUBSIDIARIES
                                (FORMERLY "SITE2SHOP.COM, INC.")
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                -------------------------
                                                                                2000                2001
                                                                                -------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             (218,506)           $ 626,807
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                             167,408              131,180
     Provision for deferred income taxes                                      (120,000)             461,808
     Amortization for deferred compensation                                     68,172                 --
     Provision for bad debts                                                    80,000              122,801
     Changes in operating assets and liabilities:
        (Increase)decrease in accounts receivable                              622,878           (1,106,544)
        (Increase) decrease in inventories                                      16,768             (495,398)
        (Increase) decrease in prepaid expenses
         and other current assets                                              (70,050)             (50,097)
        Increase in other assets                                               (20,478)             (21,745)
        Decrease in accounts payable and accrued expenses                      (57,521)           1,215,375)
        Increase in deferred revenue                                           148,271             (395,112)
                                                                              ---------           ----------
Net cash provided by operating activities                                      616,942              489,075
                                                                              ---------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                         (135,630)            (552,819)
                                                                              ---------           ----------
Net cash used in investing activities                                         (135,630)            (552,819)
                                                                              ---------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Bank overdraft                                                               (197,349)                --
 Common stock registration fees                                                 (2,187)
 Repayment of capital lease obligations- related parties                      (167,182)                --
 Repayment of capital lease obligations                                         (9,971)                --
                                                                             ----------           ----------
Net cash provided by (used in) financing activities                           (376,689)                --
                                                                             ----------           ----------
Net decrease in cash and cash equivalents                                      104,623)             (63,744)
Cash and cash equivalents, beginning of period                                 450,157              421,359
                                                                             ----------           ----------
Cash and cash equivalents, end of period                                    $  554,780            $ 357,615
                                                                             ==========           ==========
Supplemental disclosures of cash flow information
Cash paid during the period for:
   Interest                                                                 $      925           $     --
                                                                             =========            ==========
   Interest- related party                                                  $    8,095            $    --
                                                                             =========            ==========
   Taxes                                                                     $   1,077            $   1,238
                                                                             =========            ==========
Non-cash financing activities:
   Common stock issued for future services and acquisitions                   $  68,399           $    --
                                                                             =========            ==========



                 See Notes to Unaudited Consolidated Financial Statements

                      INTERMEDIA MARKETING SOLUTIONS, INC.
                        (Formerly "Site2shop.com, Inc.")
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2001

1.       BASIS OF PRESENTATION AND OPERATIONS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The consolidated results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Intermedia Marketing Solutions, Inc. ("Intermedia Marketing Solutions" or the "Company"), formally Site2shop.com, Inc., audited financial statements for the year ended December 31, 2000 included in the company's annual report as filed on Form 10-KSB.

On April 25, 2001 the Company announced the corporate name change to Intermedia Marketing Solutions, Inc. The objective of the name change is to bring the Company's name more in line with its corporate focus. The company has developed into a vertically integrated full-service media company performing all aspects of television production and distribution

 2.   SUBSEQUENT EVENTS
On July 19, 2001 the Company obtained a revolving line of credit with Merrill Lynch Business Financial Services, Inc. Terms of the line include an interest rate equal to the One-Month LIBOR rate plus 3.4%, as of July 31, 2001 the rate would be 7.46%. The total facility if for $750,000 and has a term of one year. As of July 31, 2001 there was $250,000 outstanding on the line of credit. The line of credit will be used for working capital needs.


3.  RECENT ACCOUNTING PRONOUCEMENTS
In July 2001, FASB issued SFAS No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS No. 141 will not have a significant impact on our financial statements.

In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provision upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the impact of SFAS No. 142 on our financial position and results of operations.

                     INTERMEDIA MARKETING SOLUTIONS, INC.

          PART I. ITEM 2- MANAGEMENT'S DISCUSSION OR PLAN OF OPERATIONS
                                  June 30, 2001
                                   (UNAUDITED)

The following discussion of the results of the operations and financial condition of Intermedia Marketing Solutions, Inc. ("Intermedia Marketing Solutions" and the "Company") should be read in conjunction with Intermedia Marketing Solutions Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this report and the Company's Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2000.

     Overview

The Company is an integrated multimedia marketing-solutions company. Site2shop.com, its consumer shopping division, markets and sells unique, newly launched, and nationally branded consumer products using their integrated media approach through 30-minute shop-at-home television programs, a retail store, and e-commerce web sites. The company's Tricom Pictures division produces television programs to educate viewers on breakthroughs, emerging trends, innovations, and lifestyles. These two divisions are related in that both deal with the Company marketing the client's products to the consumers. The company's third division is a full service state-of-the-art multimedia production facility that produces television, print and web material for Integrated Media Solutions, its divisions as well as other clients. All programs and commercials are distributed to national audiences through a combination of any and all of the following: ABC affiliates, NBC affiliates, CBS affiliates, FOX affiliates, UPN affiliates and WB affiliates (collectively "network affiliates"), independent television stations and targeted cable networks. Products and services featured on the shopping divisions shows and direct response commercials are sold through its telephone call centers, the Company's websites, other e-commerce websites and the Company's retail stores.

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

     Results of Operations

     COMPARISION OF THE THREE MONTHS ENDED JUNE 30, 2001 TO THE THREE MONTHS ENDED JUNE 30, 2000.

Total revenues for the three months ended June 30, 2001 were $4,814,153, an increase of $1,887,828 over $2,926,325 for the prior comparable period in 2000. The increase is attributable to the increase in revenues from the TV shopping division of approximately $1,350,000 and an increase in the education division of approximately $550,000. A portion of the increase in the shopping division was a result of new offices opened after the second quarter of 2000, resulting in additional revenue of approximately $210,000. The increase in revenue is attributable to production efficiencies whereby the company was able to produce, edit and air more completed phases than in the comparable quarter last year. These projects were a result of an increase in contracts signed and booked in the second half of 2000 mainly as a result of new sales offices opened in 2000.
Cost of Revenues increased to $2,119,637 or 44% of revenues versus $762,064 or 26% for the prior comparable period. The increase in expenses is attributable to an increase in revenue and the associated production and airing costs with this revenue. On a percentage basis the increase is a result of a reduced pricing structure of the education division which has resulted in more sales and gross margins however at a lower rate on a percentage basis. Also a large portion of the revenue booked in 2001 was a result of direct response commercial airtime, which has a cost of goods percent of 75% versus 35% for other revenue sources.

Selling expenses were $699,473 during the three months ended June 30, 2001, an increase of $12,995 from the prior comparable period in 2000. Selling expenses in 2001 were 15% of net revenues as compared to 24% in 2000. The reductions of selling expenses on a percentage basis is a result of fixed costs remaining constant from year to year and with the increase of selling expenses would be lower on a percentage basis as compared to the increase in revenues.
General and administrative expenses were $1,278,131 during the three months ended June 30, 2001, a decrease of $71,290 from the prior comparable period in 2000. Administrative expenses in 2001 were 27% of net revenues as compared to 46% in 2000. The reductions of administrative expenses on a percentage basis is a result of increases to fixed costs remaining minimal from year to year and with the increase of administrative expenses would be lower on a percentage basis as compared to the increase in revenues.

     COMPARISION OF THE SIX MONTHS ENDED JUNE 30, 2001 TO THE SIX MONTHS ENDED MARCH 31, 2000.

Total revenues for the six months ended June 30, 2001 were $8,308,080, an increase of $3,398,020 over $4,910,060 for the prior comparable period in 2000. The increase is attributable to the increase in revenues from the TV shopping division of approximately $2,600,000 and an increase in the education division of approximately $800,000. A portion of the in the shopping division was a result of new offices opened after the first quarter of 2000, resulting in additional revenue of approximately $640,000. The increase in revenue is attributable to production efficiencies whereby the company was able to produce, edit and air more completed phases than in the comparable quarter last year. These projects were a result of an increase in contracts signed and booked in the second half of 2000 mainly as a result of new sales offices opened in 2000.

Cost of Revenues increased to $3,726,997, or 45% of revenues versus $1,374,271 or 28% for the prior comparable period. The increase in expenses is attributable to an increase in revenue and the associated production and airing costs with this revenue. On a percentage basis the increase is a result of a reduced pricing structure of the education division which has resulted in more sales and gross margins however at a lower rate on a percentage basis. Also a large portion of the revenue booked in 2001 was a result of direct response commercial airtime, which has a cost of goods percent of 75% versus 35% for other revenue sources.
Selling expenses were $1,688,478 during the six months ended June 30, 2001, a decrease of $1,867 from the prior comparable period in 2000. Selling expenses in 2001 were 20% of net revenues as compared to 34% in 2000. The reductions of selling expenses on a percentage basis is a result of fixed costs remaining constant from year to year and with the increase of selling expenses would be lower on a percentage basis as compared to the increase in revenues. On a dollar-to-dollar basis selling expenses are higher as compared to last year primarily as a result of commissions paid on higher revenues.
General and administrative expenses were 1,804,069 during the six months ended June 30, 2001, a decrease of $383,758 from the prior comparable period in 2000. Administrative expenses in 2001 were 22% of net revenues as compared to 45% in 2000. The reductions of administrative expenses on a percentage basis is a result of increases to fixed costs remaining minimal from year to year and with the increase of administrative expenses would be lower on a percentage basis as compared to the increase in revenues. On a dollar-to-dollar basis administrative expenses are lower mainly because of management not taking incentive bonuses in 2001 versus $375,000 in 2000.

     Liquidity and Capital Resources

The Company generated $489,275 from operating activities in 2001 as opposed to $616,942 during the same period in 2000. The 2001 result is mainly attributable to a net income of $626,807 that is approximately $845,000 above the prior comparable period. The increase and decreases in operating assets and liabilities resulted in a net decrease to cash flow of $127,000 as compared to the same six months last year. Cash used in investing activities totaled $552,819 in 2001 primarily as a result of capital expenditures relating to purchase of production equipment, construction of a new studio and the upgrade of computer hardware and software in order to promote and upgrade the Company's website and MIS infrastructure. At June 30, 2001, the Company's backlog for contracts signed and work has not begun or contracts partially completed and work is to be done totaled $3,756,000 as compared to $5,940,000 at June 30, 2000. The decrease is mainly a result of more deferred revenue becoming sales as a result of improved efficiencies in the production department and a larger portion of contract being completed on a percentage basis. On July 19, 2001 the Company obtained a revolving line of credit with Merrill Lynch Business Financial Services, Inc. Terms of the line include an interest rate equal to the One-Month LIBOR rate plus 3.4%, as of July 31, 2001 the rate would be 7.46%. The total facility if for $750,000 and has a term of one year. As of July 31, 2001 there was $250,000 outstanding on the line of credit. The line of credit will be used for working capital needs.


The Company believes that cash and cash equivalents and cash generated from its current level of operations to be sufficient to meet its working capital requirements over the balance of the current year. The Company continues to seek opportunities for growth either through the opening of new offices, enhancing and increasing production capacity, acquisitions, additional distribution channels of its shows, participants products and services and any and all combinations thereof, and in connection therewith, may seek to raise cash in the form of equity, additional bank debt or other debt financing, or may seek to issue stock as consideration for acquisition targets or expansion capital.

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


Intermedia Marketing Solutions, Inc.
(Formerly "Site2shop.com, Inc.")
(Registrant)


/s/  Mark Alfieri                                    /s/  Brad Hacker
-----------------------                  -------------------------------------
Mark Alfieri                                           Brad Hacker
President                                              Chief Financial Officer

Dated: August 10, 2001