Form 10QSB
period 2001-09-30
SITE2SHOP COM INC
filed 2001-11-13
CIK 1066849

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB



(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2001
                                      ------------------

                                                     Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from to -------------------------


Commission File Number:
0-26093
------------------------------------------------------------------------------


                       INTERMEDIA MARKETING SOLUTIONS, INC.
---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Nevada 88-0382813 (State or other jurisdiction of incorporation or organization)
  (IRS Employer Identification No.)


2001 West Sample Road, Suite 101, Pompano Beach, Florida            33064
------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


                           (954) 969-1010

              (Registrant's telephone number, including area code)

                          Not applicable
-------------------------------------------------------------------------------
(Former name former address and former fiscal year,if changed since last report)


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
    -      ---

   As of November 1, 2001, the registrant had a total of 12,647,702 common shares outstanding.

                      INTERMEDIA MARKETING SOLUTIONS, INC.
                              Index to Form 10-QSB

                               September 30, 2001


PART I.   FINANCIAL INFORMATION
                                                                            Page
 Item 1. Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheet at September 30, 2001                      3

         Consolidated Statements of Operations for the three and
                nine months ended September 30, 2001 and 2000                  4

         Consolidated Statements of Cash Flows for the nine months
          Months ended September 30, 2001 and 2000                             5

         Note to Consolidated Financial Statements                             6

         Item 2.  Management's Discussion and Analysis or Plan of Operations   7


PART II.  OTHER INFORMATION                                                   11

         Not Applicable

                INTERMEDIA MARKETING SOLUTIONS, INC. AND SUBSIDIARIES
                            Consolidated Balance Sheet
                                   (UNAUDITED)
                                 September 30, 2001


                                     Assets
                                    --------
Current assets:
    Cash and cash equivalents                                       $   266,265
    Accounts receivable, net of allowance for doubtful accounts
    of $591,687                                                       2,744,747
    Inventories                                                       1,726,391
    Prepaid expenses and other current assets                           534,990
                                                                 ---------------
 Total current assets                                                 5,272,393

Equipment and leasehold improvements, net                             1,495,553
Goodwill                                                                 79,413
Other assets                                                            117,566
                                                                 ---------------
                 Total assets                                        $6,964,905
                                                                 ===============
                Liabilities and stockholders' equity

Current liabilities:
   Accounts payable and accrued expenses                             $1,474,613
   Deferred income taxes payable                                      2,608,123
   Lines of credit                                                      330,071
   Deferred revenue                                                   1,652,780
                                                                 ---------------
                 Total current liabilities                            6,065,587
Stockholders' equity:
   Common stock, $.001 par value:
      Authorized 150,000,000 shares; issued and outstanding,
      12,614,702 shares,                                                 12,615
   Additional paid-in capital                                         1,615,565
   Deferred compensation                                               (107,866)
   Accumulated deficit                                                 (620,996)
                                                                  --------------
      Total stockholders' equity                                        899,318
                                                                  --------------
           Total liabilities and stockholders' equity               $ 6,964,905
                                                                  ==============

                 See notes to unaudited consolidated financial statements




                     INTERMEDIA MARKETING SOLUTIONS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)


                                                THREE MONTHS ENDED SEPTEMBER,         NINE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------  ------------------------------
                                                  2000             2001              2000             2001
                                              -------------     -------------   -------------   -------------
   Revenues                                   $ 5,332,746         4,249,928      $10,242,806       $12,558,008
   Cost of revenues                             1,827,798         1,564,483        3,202,069         5,291,480
                                              -------------     -------------    -------------     -------------
        Gross Margin                            3,504,948         2,685,445        7,040,737         7,266,528

  Operating Expenses:
        Selling                                 1,168,874         1,015,887        2,568,468         2,604,222
        General and administrative              1,324,854         1,161,385        3,799,555         3,065,454
                                              ------------     -------------     ------------     -------------
   Total operating expenses                     2,493,728         2,177,272        6,368,023         5,669,676

  Operating income (loss)                       1,011,220           508,173          672,714         1,596,852
  Income tax                                      372,268           195,334          252,268           657,206
                                              ------------     -------------     -------------     -------------
  Net Income (loss)                             $ 638,952        $  312,839        $ 420,446        $  939,646
                                              =============     =============    =============     =============
  Net Income (loss) per Common Share-Basic     $     .05        $      02         $  .03           $   .07
                                              =============     =============    =============     =============
  Net Income (loss) per Common Share-Diluted   $     .05        $      02         $  .03           $   .07
                                              =============     =============    =============     =============
  Weighted Average Number of Common
  Shares-Basic                                 12,514,702        12,614,702        12,514,776        12,614,702
                                              =============     =============    =============     =============
  Weighted Average Number of Common
            Shares-Diluted                     12,514,702        12,614,702        12,514,776        12,614,702
                                              =============     =============    =============     =============


                 See notes to unaudited consolidated financial statements

                                        4




                     INTERMEDIA MARKETING SOLUTIONS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -------------------------------
                                                                                2000                2001
                                                                                -------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     420,446           $  939,646
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                             140,863              295,140
     Provision for deferred income taxes                                       257,789              657,506
     Amortization for deferred compensation                                     68,172                 --
     Provision for bad debts                                                   282,902               42,401
     Changes in operating assets and liabilities:
        Accounts receivable                                                   (582,373)            (742,972)
        Inventories                                                           (336,928)            (964,656)
        Prepaid expenses and other current assets                             (121,035)              99,925
        Other assets                                                           42,167               (21,745)
        Accounts payable and accrued expenses                                 (139,262)             384,639
        Deferred revenue                                                       843,395             (500,126)
                                                                              ---------           ----------
Net cash provided by operating activities                                      876,136              189,758
                                                                              ---------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment acquired as partial consideration for infomercial
   production fee                                                             (150,000)               --
 Reduction of investment for writedown of lower cost or market value            60,000                --
 Capital expenditures                                                         (144,386)            (618,218)
                                                                              ---------           ----------
Net cash used in investing activities                                         (234,386)            (618,218)
                                                                              ---------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Draw on Line of Credit                                                         --                  273,366
 Repayment of capital lease obligations- related parties                      (167,182)                --
 Repayment of capital lease obligations                                        (15,325)                --
                                                                             ----------           ----------
Net cash provided by (used in) financing activities                           (182,507)             273,366
                                                                             ----------           ----------
Net increase (decrease) in cash and cash equivalents                           459,243             (155,094)
Cash and cash equivalents, beginning of period                                 450,157              421,359
                                                                             ----------           ----------
Cash and cash equivalents, end of period                                    $  909,400            $ 266,265
                                                                             ==========           ==========
Supplemental disclosures of cash flow information
Cash paid during the period for:
   Interest                                                                 $      925           $     --
                                                                             =========            ==========
   Interest- related party                                                  $    8,095            $    --
                                                                             =========            ==========
   Taxes                                                                     $   1,077            $   1,238
                                                                             =========            ==========
Non-cash financing activities:
   Common stock issued for future services and acquisitions                   $  68,399           $    --
                                                                             =========            ==========



                 See Notes to Unaudited Consolidated Financial Statements

                      INTERMEDIA MARKETING SOLUTIONS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2001

1.       BASIS OF PRESENTATION AND OPERATIONS

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The consolidated results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Intermedia Marketing Solutions, Inc. ("Intermedia Marketing Solutions" or the "Company"), formally Site2shop.com, Inc., audited financial statements for the year ended December 31, 2000 included in the company's annual report as filed on Form 10-KSB.

     On April 25, 2001 the Company announced the corporate name change to Intermedia Marketing Solutions, Inc. The objective of the name change is to bring the Company's name more in line with its corporate focus. The company has developed into a vertically integrated full-service media company performing all aspects of television production and distribution

 2.   LINE OF CREDIT

     On July 19, 2001 the Company obtained a revolving line of credit with Merrill Lynch Business Financial Services, Inc. Terms of the line include an interest rate equal to the One-Month LIBOR rate plus 3.4%, as of October 31, 2001 the rate would be 5.94%. The total facility if for $750,000 and has a term of one year. As of October 31, 2001 there was $360,000 outstanding on the line of credit. The line of credit will be used for working capital needs.

3.       RECENT ACCOUNTING PRONOUCEMENTS

     In July 2001, FASB issued SFAS No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after September 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS No. 141 will not have a significant impact on our financial statements.

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

                      INTERMEDIA MARKETING SOLUTIONS, INC.
          PART I. ITEM 2- MANAGEMENT'S DISCUSSION OR PLAN OF OPERATIONS
                               September 30, 2001
                                   (UNAUDITED)

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

     Results of Operations


     COMPARISION OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE NINE MONTHS ENDED MARCH 31, 2000.

     Total revenues for the nine months ended September 30, 2001 were $12,558,008, an increase of $2,315,202 over $10,242,806 for the prior comparable period in 2000. The increase is attributable to the increase in revenues from the TV shopping division of approximately $2,200,000 and an increase in the sale of products through retail outlets including the internet, call centers and retail stores of approximately $125,000. A majority of the increase is in the shopping division as a result of new offices opened during 2000, resulting in additional revenue of approximately $1,540,000. In addition $600,000 of the increase is from Snow Production a division of the company's Mirage Production. The increase in revenue is attributable to production efficiencies whereby the company was able to produce, edit and air more completed phases than in the comparable period last year. These projects were a result of an increase in contracts signed and booked in the second half of 2000 mainly as a result of new sales offices opened in 2000.

     Cost of Revenues increased to $5,291,480, or 42% of revenues versus $3,202,069 or 31% for the prior comparable period. The increase in expenses is attributable to an increase in revenue and the associated production and airing costs with this revenue. On a percentage basis the increase is a result of a reduced pricing structure of the education division which has resulted in more sales and gross margins however at a lower rate on a percentage basis. Also a large portion of the revenue booked in 2001 was a result of direct response commercial airtime, which has a cost of goods percent of 50% versus 35% for other revenue sources.

     Selling expenses were $2,604,222 during the nine months ended September 30, 2001, an increase of $35,754 from the prior comparable period in 2000. Selling expenses in 2001 were 21% of net revenues as compared to 25% in 2000. The reductions of selling expenses on a percentage basis is a result of fixed costs remaining constant from year to year and with the increase of selling expenses would be lower on a percentage basis as compared to the increase in revenues. On a dollar-to-dollar basis selling expenses are higher as compared to last year primarily as a result of commissions paid on higher revenues.

     General and administrative expenses were 3,065,454 during the nine months ended September 30, 2001, a decrease of $734,101 from the prior comparable period in 2000. Administrative expenses in 2001 were 24% of net revenues as compared to 37% in 2000. The reductions of administrative expenses on a percentage basis is a result of increases to fixed costs remaining minimal from year to year and with the increase of administrative expenses would be lower on a percentage basis as compared to the increase in revenues. On a dollar-to-dollar basis administrative expenses are lower mainly because of management not taking incentive bonuses in 2001 versus $675,000 in 2000.


     Liquidity and Capital Resources


     The Company generated $189,758 from operating activities in 2001 as opposed to $876,136 during the same period in 2000. The increase and decreases in operating assets and liabilities resulted in a net decrease to cash flow of approximately $586,000 as compared to the same nine months last year. The difference mainly is a result of the decrease in deferred revenue as a result of efficiencies in the production department that has enabled the company to produce, shoot and edit contracts in 60-90 days versus 180 days in the past. Also deferred revenue decreased as a result of substantially less contracts signed in September 2001 vs. 2000. Cash used in investing activities totaled $618,218 in 2001 as a result of capital expenditures relating to purchase of production equipment, construction of a new studio and the upgrade of computer hardware and software in order to promote and upgrade the Company's website and MIS infrastructure. At September 30, 2001, the Company's backlog for contracts signed and work has not begun or contracts partially completed and work is to be done totaled $3,756,000 as compared to $5,940,000 at September 30, 2000. This is mainly a result of economic conditions and events in September 2001 and more deferred revenue becoming sales as a result of improved efficiencies in the production department and a larger portion of contract being completed on a percentage basis. Investing activities in 2001 totaled $273,366 as a result of draws of $623,366 and payments of $350,000 on the line of credit

     On July 19, 2001 the Company obtained a revolving line of credit with Merrill Lynch Business Financial Services, Inc. Terms of the line include an interest rate equal to the One-Month LIBOR rate plus 3.4%, as of July 31, 2001 the rate would be 7.46%. The total facility if for $750,000 and has a term of one year. As of October 31, 2001 there was $400,000 outstanding on the line of credit. The line of credit will be used for working capital needs.

     The Company believes that cash and cash equivalents and cash generated from its current level of operations along with the company's lines of credit are sufficient to meet its working capital requirements over the balance of the current year. The Company continues to seek opportunities for growth either through the opening of new offices, enhancing and increasing production capacity, acquisitions, additional distribution channels of its shows, participants products and services and any and all combinations thereof, and in connection therewith, may seek to raise cash in the form of equity, additional bank debt or other debt financing, or may seek to issue stock as consideration for acquisition targets or expansion capital.

     The Company currently has no outstanding material commitments for capital expenditures. The Company's primary requirements for capital will be the cost of revenue, strategic acquisitions, marketing and sales costs associated with the Company's national and international expansion into new target markets, and general and administrative expenses associated with prior the Company's business plan.

     Based on the current state of the economy and the events of September 11 the company has experienced a severe reduction in its business and future cash flows as a result. The company can not be certain based on these events that cash flows from operations will be sufficient to satisfy the Company's contemplated cash requirements for at least the next quarter. In the event that the Company's is unable to sufficiently meet cash flow, the Company could be required to seek additional financing. In the event that the Company requires additional financing, the Company may seek to raise cash in the form of equity, additional bank debt or other debt financing to raise capital through the sale of its equity securities, including at prices which may represent significant discounts from the market price of the Common Stock.

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

The Company anticipates, based on current backlog of contracts and assumptions relating to operations the company's revenues and net income for the fourth quarter of 2001 will be substantially less than the prior year. This mainly is a result of economic conditions and events occurring during the third quarter of 2001. The current state of the economy has resulted in less contracts signed in September and October 2001 as compared to the same months in 2000.

                           PART II. OTHER INFORMATION




         Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


Intermedia Marketing Solutions, Inc.
(Registrant)


/s/  Mark Alfieri                             /s/  Brad Hacker
--------------------------------              ---------------------------------
Mark Alfieri                                  Brad Hacker
President                                     Chief Financial Officer

Dated: November 10, 2001