Form 10KSB
period 2001-12-31
SITE2SHOP COM INC
filed 2002-04-01
CIK 1066849

U.S. Securities and Exchange Commission

                                Washington, D.C.

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
                       FOR THE YEAR ENDED DECEMBER 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   For the transition period from       to

                         Commission File Number:0-26093
-------------------------------------------------------------------------------
                               Intermedia Marketing Solutions, Inc.
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 2001 were $16,150,451.

     The aggregate market value of all the voting stock held by non-affiliates outstanding at March 23, 2001 was $220,440. This amount was computed by reference to the average bid and asked prices of the Common Stock as of March 28, 2001.

As of March 28 2002, 12,647,702 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
   Not applicable.
   Transitional Small Business Disclosure format (check one): Yes [ ] No [X]

                               Intermedia Marketing Solutions, Inc.

                      For the Year Ended December 31, 2001

                            Form 10-KSB Annual Report

                                Table of Contents


                                                                        Page
                                                                      -------
Part   I

   Item  1   Business                                                       3
   Item  2   Description of Property                                        8
   Item  3   Legal Proceedings                                              8
   Item  4   Submission of Matters to a Vote of Security Holders            8

Part  II
   Item  5   Market for Common Equity and Related Stockholder Matters       9
   Item  6   Management's Discussion and Analysis or Plan of Operations     9
   Item  7   Financial Statements                                          13
   Item  8   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                      24

Part III
   Item  9   Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange Act    24
   Item 10   Executive Compensation                                        24
   Item 11   Security Ownership of Certain Beneficial Owners and
             Management                                                    27
   Item 12   Certain Relationships and Related Transactions                28
   Item 13   Exhibits and Reports on Form 8-K                              29

PART I

ITEM 1.  BUSINESS
-----------------
Overview

The Company is engaged in the marketing, production and distribution of television programs, direct response commercials and sale of consumer products associated with these programs. The Company operates three divisions: Intermedia Marketing Solutions, which handles retail marketing and product sales activities, Tricom Pictures which handles television production activities and the marketing of educational television programming, and Mirage Productions, a full-service multi-media production facility. All programs are distributed to national audiences through a combination of any and all of the following: ABC affiliates, NBC affiliates, CBS affiliates, FOX affiliates, UPN affiliates and WB affiliates (collectively "network affiliates"), independent television stations and targeted cable networks. Products and services featured on Site2shop.com TV program are sold through its telephone call centers, the Company's websites and other e-commerce websites.

BACKGROUND
The Company was incorporated in Nevada on August 1, 1990 under the name Woodie III, Inc., to engage in the activity of general business, investments, research and development, manufacturing and real estate development. In August 1996, Woodie III, Inc. Changed its corporate name to Tee-Rifik Corp. ("Tee-Rifik"). From inception through May 1998, the Company had been seeking investors in order to finance and commence revenue-producing activities. On June 24, 1998, Tee-Rifik entered into an Agreement and Plan of Reorganization (the "Agreement") with Shop TV and Television, Inc., a Florida corporation ("Site2shop"), whereby Site2shop and Tee-Rifik merged. Through the terms of the Agreement, Tee-Rifik acquired all the outstanding common stock of Site2shop. The existing stockholders of Tee-Rifik retained their 116,400 (post-reverse split- see below) shares and the stockholders of Site2shop received (post reverse split) shares at a ratio of 1,250 to 1 for a total of 1,250,000 shares. Due to the majority ownership of the Company after the transaction by the Site2shop stockholders and Tee-Rifik's lack of substantial assets, liabilities or Marketable products, the transaction was treated as a reverse acquisition of Tee-Rifik by Site2shop using the pooling method for accounting purposes. As part of the Agreement, Tee-Rifik changed its corporate name to Shop T.V., Inc., and its principal business became retailing and television broadcasting.

On February 5, 1999, Shop T.V., Inc. changed its name to Site2shop.com, Inc.

On February 23, 1999, the company also completed a one for ten (1:10) reverse split of its issued and outstanding shares of common stock, whereby a stockholder owning 10 shares of common stock prior to the reverse split, would own 1 share of common stock after the reverse split. Unless otherwise indicated herein, the information in this filing relating to the common stock has been restated to reflect such split. The trading symbol was also changed from SHTV to EBUY.

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

On April 25, 2001 the Company announced the corporate name change to Intermedia Marketing Solutions, Inc. The objective of the name change is to bring the Company's name more in line with its corporate focus. The company has developed into a vertically integrated full-service media company performing all aspects of television production and distribution. As part of the company's name change it also changed its trading symbol to IMMM.

Intermedia Marketing Solutions, Inc., a holding company and parent of all of its wholly owned subsidiaries has three operating divisions, Mirage, Tricom and Site2shop TV, Inc. ("Site2shop"). Tricom engages in educational television programming whereby companies appearing on Tricom's shows pay Tricom a fee. The purpose of such shows is to educate the viewing audience of the products and services of such companies and enhance brand awareness. There is no direct attempt nor is it the purpose to sell any products or services. Additionally, Tricom is a television production company and aside from producing Site2shop's shop-at-home television programs and its own television programs does not have any other significant customers or revenues, individually or in aggregate. Site2shop engages in shop-at-home television programming whereby participants appearing on Site2shop's program pay it a fee. Site2shop retains a de minimis shipping and handling fee for all sales of product which result from the airing of the show, the remainder of the proceeds are remitted to the participant. Site2shop also features participant product on Site2shop's websites, for which selling price is determined by Site2shop and cost and payment terms to the Participant are contained in the overall contract between the parties based on negotiation. Mirage Productions, a full-service multi-media production facility derives the majority of its revenue from the Tricom and Site2shop divisions and has currently begun selling their services to third parties.

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

According to a survey conducted by the National Infomercial Marketing Association ("NIMA") conducted in 1995, the latest year for which data is available, approximately 10,000 infomercials are aired per week in the United States for a total of 5,000 hours per week. NIMA estimates that direct marketing sales by television totaled $94.1 billion in 2000. The rate of growth averaged 10.2% per year for the period of 1993-2000. The Company believes that the market is highly fragmented and ripe for consolidation. Accordingly, it is focused on increasing its level of operations in order to promote growth and market share.

PRODUCTS AND SERVICES

OVERVIEW

The Company's products and services are rendered principally by its three main divisions (i) Site2shop (ii) Tricom and (iii) Mirage Production and Video

               SITE2SHOP - SHOP-AT-HOME TELEVISION PROGRAMMING

Site2shop's principal business is the marketing, production and distribution of thirty (30) minute television shows in a shop-at-home format. Site2shop markets its vendors' products through (i) a half-hour shop-at-home program called "Intermedia Marketing Solutions TV," (ii) on its Internet website at www.Intermedia Marketing Solutions, and (iii) at its retail store located in Pompano Beach, Florida. Intermedia Marketing Solutions TV is aired nationally through a combination of any or all of the following: network affiliates, independent television stations and targeted cable networks. The program features unique products as well as items generally available. Typically, sales personnel of Site2shop search through various media sources, including newspapers, internet and magazines, for products to potentially feature on Intermedia Marketing Solutions TV. The manufacturers/distributors are contacted and asked to provide samples of their products for evaluation of inclusion on the show by a focus group. The criteria utilized by the focus group are primarily based on function, form and salability and the products being featured on future shows as to compatibility. If the product coincides with the criteria, the manufacturer/distributor is contacted and presented with the opportunity of show participation via a segment on the show of approximate duration of 1 - 3 minutes. If the manufacturer/distributor ("Participant") is amenable, the parties enter into a contract whereby Site2shop will feature the product and/or Company logo in a targeted national publication, whose readership is most apt to purchase the product, in conjunction with the promotion of the particular show. Additionally, Site2shop, by utilizing Mirage's production facilities and resources, produces the segment, inclusive of field production, graphics, music, program editing, set design and on-camera talent, for the Participant for inclusion on the show for airing through the aforementioned TV media and provides the Participant with a copy tape of the segment. In consideration of such services, the Participant pays a one-time, flat rate fixed "Product Insertion Fee", predetermined by Site2shop, typically due within thirty days of signing the contract. The fee is based on Site2shop management's experience and best estimate of the cost to render the contractual services plus an element of profit.

While typically only ten products are featured on each half-hour segment of the program, viewers have the opportunity to view Site2shop's entire catalog, currently featuring more than 500 products, many of which also are available through the Company's Internet web sites.


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

The Site2shop.com TV program is a pre-recorded retail sales program that is aired by cable television systems and television broadcast stations throughout the country on a prepaid, two weeks in advance, airtime basis by the Company. Intermedia Marketing Solutions TV is available in half-hour shows only, which enables network and cable affiliates to air the programs in available time slots.

Site2shop does not guarantee a Participant airing of the program on any particular television station but does provide the Participant with an airing schedule, one month prior to actual airing, indicating station, market, affiliation and scheduled date and time of airing.

Site2shop's retail sales and programming are intended to create a friendly sales environment, which promotes sales and customer loyalty through offering unique products, coupled with product information and entertainment. During a typical program, an announcer introduces each product to the co-hosts. The hosts of the show then describe the merchandise, sometimes with the assistance of a guest representing the Participant and sometimes with ordinary users of the product, and convey information relating to the product such as price, features, uses, and assembly requirements. The price (as set by the Participant and contained in the contract), item number, and toll-free number for ordering are continuously aired during each product description. Viewers purchase merchandise by MasterCard, Visa, Discover or American Express credit cards by calling a toll-free telephone number continuously aired during the program. Site2Shop contracts with a national call center, which provides order fulfillment for
Site2shop on a fee for service basis based on the volume of calls which it handles. Once received, orders are electronically transmitted to the Participant, who ships the product directly to the viewer. Site2shop bills the viewer but remits to the Participant the sales proceeds less a shipping and handling charge until such time as the Participant has recouped the entire Product Insertion Fee. Generally, any item purchased from Intermedia Marketing Solutions TV may be returned within 30 days for a full refund of the purchase price, excluding the original shipping and handling charges. Site2shop does not guarantee the sale of any product featured on its show nor does it guarantee any minimum sales quantity to any Participant.

The Participant's product is also offered for sale on Site2shop's websites. The orders are processed in a similar manner as show sales, however, Site2shop purchases the product from the Participant at a negotiated cost and terms as contained in the aforementioned contract. The Participant is paid in accordance with the contract terms by Site2shop. Site2shop retains the sales proceeds. Site2shop generally offers only products featured on its shows and its websites, however, products of non-Participants have been offered through these venues. Similarly, Participants may sell their products through any distribution channel they so choose and are not precluded contractually from doing so.


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

MIRAGE VIDEO AND PRODUCTION DIVISION

Mirage Productions maintains the full service, in-house production facilities for the Company that includes editing facilities, camera crews, in-house studios and complete animation and graphic capabilities. This broad base of production activities would not generally be found in-house among traditional or Internet companies. This facility handles all Intermedia Marketing Solutions projects as well as providing production services to other organizations. It has the ability to create educational and promotional television programs, and can stream video for the Internet. Streaming video allows the Company to use over 1,000 hours of its proprietary programming and raw footage on its web-site. Most important, since it owns the rights to its shows and controls the production process, the Company is the enviable position of being able to create and air programs using the diversified media, at will.

SALES AND MARKETING

Revenue Sources

The Company's recognizes television programming revenues using the percentage-of-completion method, whereby revenues are recognized relative to the proportionate progress on such contracts as measured by the ratio which costs incurred on each contract bear to total anticipated costs for each contract. Accordingly, the Company's revenues are principally affected by two factors:

     1. Its ability to execute contracts with Participants:

     2. Its ability to complete segments and air programs in an efficient and expeditious manner

Intermedia Marketing Solutions, Inc. has several revenue streams and anticipates these will continue to expand as the Company increases the number of products offered and the level of purchases by consumers and corporate clients. Currently there are five primary revenue sources:

         Fees received from manufacturers for developing infomercials and promoting their products via all three of its retail sales channels, television, internet and national magazine advertisement.

         Income from product sales via e-commerce.

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

Site2shop's salespersons seek out products for possible feature on one or several targeted programs. Currently, manufacturers/distributors wishing to have their merchandise marketed by Site2shop execute a contract with Site2shop. Typically, a contract provides that in consideration for an one-time payment (the"Product Insertion Fee"), Site2shop will include the manufacturer's/distributor's product in one 1-3 minute segment, promote the airing of the show, and agrees to air the program to a potential household reach of 50 million homes throughout the United States, although actual viewership may be substantially less. The program airs a minimum of twenty times, generally in twenty different Designated Market Areas (DMA). A program may air more than once in a DMA but usually on the same television station in the DMA, so that the programs potential household reach is 50 million on a first run basis. The stations selected for broadcast can be any combination of any or all network affiliates, independent cable and cable networks and independent affiliates. The shows generally air over a three month span of time so that a minimum potential household reach of 50 million is attained. As part of the contract, the Participant receives a copy of his tape segment, as part of the Product Insertion Fee, for which he is granted a license to use the tape for any lawful business purpose.

Additionally, Site2shop may include the product on its Internet e-commerce websites. Internet purchases by Site2shop from the Participant are on negotiated terms as to cost and payment term and contained in the contract. All sales proceeds from internet sales belong to Site2shop.

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

Contracts at various stages of fulfillment are in place for approximately 500 national vendors. Television programming revenues for the years ended December 31, 2000 and 2001 were approximately $16,300,000 and $14,950,000 respectively. Fulfillment and retail revenues for the years ended December 31, 2000 and 2001 were $224,000 and $1,200,000 respectively; 1.4% and 7.4% respectively of total revenues for 2000 and 2001 respectively.



SIGNIFICANT CUSTOMERS

     During 2000 and 2001, no customer accounted for more than 10% of net sales.


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

Television shop-at-home companies include Home Shopping Network, QVC and ValueVision, all of which seek high volume products that are granted a fixed time slot and have to meet minimum sales goals to remain a participant. This does not offer smaller companies with limited consumer recognition the opportunity to educate and build a customer base. Intermedia Marketing Solutions helps these lesser-known companies on a product insertion fee basis, providing them with guaranteed television exposure level over an extended period of time in order to develop both sales and a branded presence. For consumers, Intermedia Marketing Solutions products are often unique or hard-to-find ones that are not widely available from one source in one convenient location.

Despite the size and brand recognition of these major competitors there is still significant opportunity for Intermedia Marketing Solutions. Direct marketing sales via television is a very large and growing retail market segment. The National Infomercial Marketing Association estimates that retail sales via television programming totaled $94.1 billion in 2000 and will reach $100 billion in the next several years.

Internet competition is very diverse. This business to consumer e-commerce market segment will eventually consolidate around those web-sites that fully meet the expectations and needs of the consumer. Intermedia Marketing Solutions fully recognized this and has the user-friendly web-site design, quality customer service and quick response time necessary to develop long term, repeat sale customers. The Company's branding strategy along with strategic sales alliances has positioned it to be a highly visible and widely known provider of quality merchandise at a value price point. The Company product niche of offering many unique and hard-to-find products, as well as national branded merchandise, also sets it apart from competition.

Tricom Pictures' production unit competes with a range of production operations that include the national television networks and cable companies who produce both television specials and series for both their own use and for Public Broadcasting rebroadcasts. More directly, Tricom Pictures competes with smaller production companies that lack the synergies available to Tricom Pictures through Intermedia Marketing Solutions. Tricom does have a number of competitors,  primarily  located  in the South  Florida  area,  that  market and produce very similar programs. These include among others, Five Star Productions, Global Solutions Network, Millenium Productions and ITV.

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


LICENSES, PATENTS AND TRADEMARKS

A trademark application has been submitted and applied for under the name of Intermedia Marketing Solutions. for use as the Company's logo in all facets of its business. The television program titles used by all subsidiaries of the Company are covered by public use. The Company also owns the Internet domain names site2bid.com, site2buy.com, site2sell.com and site2auction.com.

EMPLOYEES

The Company currently has 165 employees. The Company believes that employees suitable for its needs are available in its current and expected areas of activity. None of the Company's employees are represented by a labor union and the Company is not aware of any activities seeking such organization. The Company considers its relationships with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY
---------------------------------

The Company currently leases approximately 22,056 square feet of office, marketing and production space at 2001 West Sample Road, Pompano Beach, Florida, which also serves as its corporate headquarters. The current aggregate monthly rental amount is $19,546. Additionally, the Company is required to pay its pro-rata share of the common operating costs of the building. The lease on this property commenced on June 1, 1994 and continues through May 2006, with one additional three-year renewal option at the Company's discretion If the Company elects to renew its lease, prior to expiration, the annual rent will be adjusted by four percent per year. The Company currently leases approximately 8,430 square feet of office space in, Deerfield Beach, Florida which serves as a sales and marketing office and warehouse. The current monthly rental is $4,844 and additionally, the Company is required to pay its pro-rata share of real estate taxes and common operating costs of the building. The lease calls for annual increases of four percent over the next five years. The lease commenced on July 1, 1999 and expires on June 30, 2004 and contains one-five year renewal option at market rates at the time of renewal.

The Company leases a 3,485 square foot marketing office in New York, New York. The current monthly rental is $6,941 and additionally, the Company is required to pay its pro-rata share of real estate taxes and common operating costs of the building. The lease commenced on November 1, 2001 and expires on October 31, 2006 and contains one-three year renewal option at market rates at the time of renewal.

The Company leases a 12,400 square foot warehouse and studio space in Deerfield Beach, Florida. The current minimum monthly rental amount is $7,279, inclusive of sales tax. The lease commenced on November 1, 2000 and expires on October 31, 2002 and contains one-three year renewal option at market rates at the time of renewal.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     Not Applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED MATTERS
------------------------------------------------------------------------------

The Company's shares of Common Stock are traded over-the-counter and quoted on the OTC Electronic Bulletin Board under the symbol "IMMM". From inception of listing on the OTC Electronic Bulletin Board (July 20, 1998) through February 23, 1999, the Company's shares of Common Stock traded under the symbol "SHTV". From February 23, 1999 to April 23, 2001 the company traded under the symbol "EBUY" Since that time the company has traded under its current symbol. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions. On February 23, 1999, the Company implemented a reverse one for ten (1:10) common stock split to shareholders of record as of February 22, 1999. The prices listed below have not been restated to give retroactive effect to the inception date of trading for such split.


Period                                              High            Low
------------------------------------------------  -------          ------

Quarter Ended March 31, 2000                      $6.00           $2.00
Quarter Ended June 30, 2000                       $3.31           $ .75
Quarter Ended September 30, 2000                  $1.63           $ 94
Quarter Ended December 31, 2000                   $1.03           $ 28

Quarter Ended March 31, 2001                      $  .72           $ .31
Quarter Ended June 30, 2001                       $  .58           $ .32
Quarter Ended September 30, 2001                  $  .95           $ .29
Quarter Ended December 31, 2001                   $  .64           $ .27

January 1, 2002 to March 28, 2002                 $  .36            $ .19


On December 31, 2001, there were 45 shareholders of record of the Company's Common Stock.

The transfer agent for the Company's Common Stock is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac,Florida, 33321.

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

Results of Operations

COMPARISION of the YEARS ENDED DECEMBER 31, 2001 AND 2000.


Total revenues for the year ended December 31, 2001 were $16,150,451, a decrease of $374,313 less then the $16,524,764 for the prior comparable year. The decrease is attributable to a decrease in revenues from the TV shopping division of approximately $700,000 and the education division of $600,000 in the fourth quarter as a result of less contracts written in the third and fourth quarter this year as a result of advertising revenue, across the nation being significantly down. These decreases were offset by an increase of $900,000 in retail sales during the year. This increase is attributable to the company increasing its retail sales channels via online auctions and barter companies in order to sell more retail goods.

Cost of Revenues increased to $5,645,770, or 35% of revenues versus $5,242,998 or 32% for the prior comparable period. On a percentage basis and dollar basis the increase is a result of cost of sales related to product sold. Product sales has a cost of sales of 75% which when combined with the decreases in the other divisions resulted in higher cost on a percentage and dollar basis.

Selling expenses were $3,253,455 during the year ended December 31, 2001, an increase of $209,268 from the prior comparable period in 2000. Selling expenses in 2001 were 20% of net revenues as compared to 18% in 2000. On a dollar-to-dollar and percentage basis selling expenses are higher as compared to last year primarily as a result of opening of a second retail store.

General and administrative expenses were $6,299,486 during the year ended December 31, 2001, a increase of $548,975 from the prior comparable period in 2000. Administrative expenses in 2001 were 39% of net revenues as compared to 37% in 2000. On a dollar-to-dollar basis administrative expenses are higher mainly because of higher administrative costs related to the rent and other expenses for new store and new studio also Hispanic Direct had administrative costs for the entire year of 2001 as compared to only 3 months in 2000. This increase was partially offset by reductions in bonuses paid to principles of the company in 2001 as compared to 2000.

Liquidity and Capital Resources

The Company has financed its growth and cash requirements primarily from a credit facility available to the company of $1.25 million with Merrill Lynch Business Financial Services, the raising of capital through the sale of shares of its common stock under exemption from registration in accordance with Regulation D of the Securities Act of 1933 and through operations.

On July 19, 2001 the Company obtained a revolving line of credit with Merrill Lynch Business Financial Services, Inc. Terms of the line include an interest rate equal to the One-Month LIBOR rate plus 3.4%, as of July 31, 2001 the rate would be 5.46%. The total facility if for $750,000 and has a term of one year. On November 11, 2001 the company increase the availability on the line to $1.25 million. The line of credit will be used for working capital needs and is collateralized by the assets of the business. As of March 26, 2002 the outstanding balance is $1,150,000. The loan is also guaranteed by the principals of the company

The Company used $769,091 from operating activities in 2001 as opposed to generating $706,286 during the same period in 2000. The difference between increase and decrease in operating activities resulted in a net decrease to cash flow of approximately $1,475,000 as compared to the same 12 months last year. The difference mainly is reduction in net income of approximately $1 million. Also inventory increased by more that $500,000 over last years increase. This is a result of more customers paying a portion of their fee in product. Cash used in investing activities totaled $469,983 in 2001 as a result of capital expenditures relating to purchase of production equipment, construction of a new studio and the upgrade of computer hardware and software in order to promote and upgrade the Company's website and MIS infrastructure. At December 31, 2001, the Company's backlog for contracts signed and work has not begun or contracts partially completed and work is to be done totaled $4,324,000 as compared to $5,940,000 at December 31, 2000. This is mainly a result of economic conditions and events in September 2001 and more deferred revenue becoming sales as a result of improved efficiencies in the production department and a larger portion of contracts being completed on a percentage basis. Investing activities in 2001 totaled $956,679 as a result of draws of $1,306,679 and payments of $350,000 on the line of credit.

Based on the current state of the economy and the events of September 11 the company has experienced a severe reduction in its business and future cash flows as a result. The company believes that cash flows from operations could be sufficient to satisfy the Company's contemplated cash requirements for at least the next year. In the event that the Company is unable to sufficiently meet cash flow, the Company could be required to seek additional financing and severely reduce company overhead they may result in operating losses for 2002.

In the event that the Company requires additional financing, the Company may seek to raise cash in the form of strategic partners or in combination with equity financing, additional bank debt or other debt financing to raise capital through the sale of its equity securities, including at prices which may represent significant discounts from the market price of the Common Stock.

The Company anticipates, based on current backlog of contracts and assumptions relating to operations the company's revenues and net income for the year ended December 31, 2002 will be less than the prior year. This mainly is a result of economic conditions and events occurring during the past 12 months. The current state of the economy has resulted in less contracts signed 2001 as compared to the same months in 2000 and reduced the company's backlog.

The Company believes that cash and cash equivalents and cash generated from its current level of operations to be sufficient to meet its working capital requirements. However despite the state of the advertising industry and the general economy the company believes that cash flows could be sufficient for the balance of the year. The Company continues to seek and may seek to raise cash in the form of equity, additional bank debt or other debt financing, or may seek to issue stock as consideration for acquisition targets or expansion capital.

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

In June 2001, the FASB issued SFAS No. 141, "Business Combination", SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations",. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. It also requires that the Company recognize acquired intangible assets apart from goodwill. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost, which will be effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 141, SFAS No. 142 and
SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which basically further clarifies SFAS No. 121 and methods of quantifying potential impairments or disposal of assets as well as the related reporting of such impairments or disposals. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

ITEM 7.  FINANCIAL STATEMENTS
----------------------------
                                                                   PAGE NO.
                                                                  ---------

Independent Auditors' Report .................................      F- 1

Consolidated Balance Sheet as of December 31, 2001                  F- 2

Consolidated Statements of Operations for the Years Ended
   December 31, 2000 and 2001 ................................      F- 3

Consolidated Statements of Stockholders' Equity for the Years
   Ended December 31, 2000 and 2001 ..........................      F- 4

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2000 and 2001 ................................      F- 5

Notes to Consolidated Financial Statements ...................      F- 6 to F-12

                                      INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Intermedia Marketing Solutions, Inc.
Pompano Beach, Florida


We have audited the accompanying consolidated balance sheet of Intermedia Marketing Solutions, Inc. and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intermedia Marketing Solutions, Inc. and subsidiaries as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with generally accepted accounting principles in the United States.

                                            /s/ Feldman Sherb & Co., P.C.
                                                Certified Public Accountants

New York, New York
March 27, 2002





                      INTERMEDIA MARKETING SOLUTIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 2001

                                 Assets
                                --------
Current assets:
    Cash and cash equivalents                                               $   138,964
    Accounts receivable, net of allowance for doubtful accounts
    of $667,904                                                               2,563,034
    Inventories                                                               1,792,251
   Prepaid and other current assets                                             804,055
                                                                         ---------------
 Total current assets                                                         5,298,304
Equipment and leasehold improvements, net                                     1,137,252
Goodwill                                                                         69,663
Other assets                                                                    166,080
                                                                         ---------------
                 Total assets                                                $6,671,299
                                                                         ===============
                Liabilities and stockholders' equity

Current liabilities:
   Accounts payable and accrued expenses                                     $1,664,471
   Deferred income taxes payable                                              1,983,485
   Lines of credit                                                            1,026,044
   Deferred revenue                                                           1,683,404
                                                                         ---------------
                 Total current liabilities                                    6,357,404
Stockholders' equity:
   Common stock, $.001 par value:
      Authorized 150,000,000 shares; issued and outstanding,
      12,614,702 shares,                                                         12,648
   Additional paid-in capital                                                 1,626,422
   Accumulated deficit                                                       (1,325,175)
                                                                          ---------------
      Total stockholders' equity                                                313,895
                                                                          ---------------
           Total liabilities and stockholders' equity                       $ 6,671,299
                                                                          ===============

                 See notes to consolidated financial statements







                      INTERMEDIA MARKETING SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         YEARS ENDED DECEMBER 31,
                                                     -------------------------------
                                                         2000                2001
                                                     -------------     -------------
   Revenues                                           $16,524,764       $16,150,451
   Cost of revenues                                     5,242,998         5,645,770
                                                     -------------     -------------
        Gross margin                                   11,281,766        10,504,681

  Operaing Expenses:
        Selling                                         3,044,187         3,253,455
        General and administrative                      5,750,511         6,299,486
        Depreciation and amortization                     332,858           514,936
                                                      ------------     -------------
  Total operating expenses                             9,127,556         10,067,877
                                                      ------------      ------------
  Income before interest expense and income taxes      2,154,210            436,804
  Interest expense                                        -0-               (63,001)
                                                     -------------      ------------
  Income before income taxes                            2,154,210           373,803

  Income taxes                                            861,334           125,376
                                                     -------------     -------------
  Net Income                                          $ 1,292,876          $248,427
                                                     =============     =============
  Net Income per Common Share-Basic                   $   .10           $   .02
                                                     =============     =============
  Net Income per Common Share-Diluted                 $   .10           $   .02
                                                     =============     =============
  Weighted Average Number of Common
  Shares-Basic                                         12,521,572         12,628,452
                                                     =============     =============


  Weighted Average Number of Common
            Shares-Diluted                             13,000,515         12,628,452
                                                     =============     =============


                 See notes to consolidated financial statements

                                     F - 3





                        INTERMEDIA MARKETING SOLUTIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001




                                              Common Stock
                                          ---------------------     Additional                        Total
                              Number of                 Paid-In      Deferred       Accumulated   Stockholders'
                                Shares      Amount      Capital     Compensation      Deficit         Deficit
                              -----------  ---------   -----------  ------------   -------------  -------------

Balance, December 31, 1999    12,479,702     12,480    1,515,488        (107,639)   (2,866,478)    (1,446,149)

Common stock issued
  for services                    35,000         35       65,077         (65,112)       --               --

Common stock issued upon
   acquisitions                  100,000        100       35,000            --          --             35,100

Amortization of  deferred
  compensation                      --         --            --           64,885        --             64,885

Net income                          --         --            --             --       1,292,876      1,292,876
                              ------------ --------- -----------     ------------  ------------ --------------
Balance, December 31, 2000    12,614,702     12,615    1,615,565        (107,866)   (1,573,602)      (53,288)


Common stock issued upon
   acquisitions                   33,000        33       10,857            --          --             10,890

Amortization of  deferred
  compensation                      --         --            --          107,866        --           107,866

Net income                          --         --            --             --         248,427       248,427
                              ------------ --------- -----------     ------------  ------------ --------------
Balance, December 31, 2001    12,647,702   $ 12,648   $1,626,422       $--0--      $(1,325,175)    $ 313,895
                              ============ ========= ===========     ============  ============ ==============


                 See Notes to Consolidated Financial Statements



                      INTERMEDIA MARKETING SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEARS ENDED DECEMBER 31,
                                                                                -------------------------
                                                                                 2000               2001
                                                                                -------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $1,292,876      $   248,427
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                                332,858          514,936
     Provision for deferred income taxes                                          861,917           32,568
     Common stock issued for services                                              65,112           10,890
     Amortization for deferred compensation                                         --             107,866
     Provision for bad debts                                                      499,561           67,618
     Changes in operating assets and liabilities:
        Increase in accounts receivable                                        (1,226,979)        (584,476)
        Increase in inventories                                                  (467,025)      (1,030,516)
        Increase (decrease) in prepaid expenses
         and other current assets                                                (572,160)        (169,140)
        (Increase) decrease in other assets                                        17,732          (70,259)
        Increase in accounts payable and accrued expenses                         152,729          574,497
        Deferred revenue                                                         (250,335)        (469,502)
                                                                                ----------      ------------
Net cash provided by (used in)operating activities                                706,286         (769,091)
                                                                                ----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                            (544,404)        (469,983)
                                                                                ----------      ------------
Net cash used in investing activities                                            (544,404)        (469,983)
                                                                                ----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Lines of credit                                                                    --             956,679
 Repayment of capital lease obligations- related parties                         (167,182)            --
 Repayment of capital lease obligations                                           (23,498)            --
                                                                                ----------      -----------
Net cash (used in) provided by financing activities                              (190,680)         956,679
                                                                                ----------      -----------
Net increase (decrease) in cash and cash equivalents                              (28,798)        (282,395)
Cash and cash equivalents, beginning of period                                    450,157          421,359
                                                                                ----------      -----------
Cash and cash equivalents, end of period                                       $  421,359        $ 138,964
                                                                                ==========      ===========
Supplemental disclosures of cash flow information
Cash paid during the period for:
   Interest                                                                    $     925       $  63,001
                                                                                =========       ==========
   Interest- related party                                                     $   8,095       $   --
                                                                                ==========      ==========
   Taxes                                                                       $   1,077       $   75,561
                                                                                ==========      ==========
Non-cash financing activities:

   Common stock issued for future services and acquistions                     $  100,077       $   10,890
                                                                                ==========      ===========



                 See Notes to Consolidated Financial Statements

                          INTERMEDIA MARKETING SOLUTIONS, INC. AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 FOR THE YEARS ENED DECEMBER 31, 2000 AND 2001

1.   BUSINESS
-------------
On June 24, 1998, Site2shop TV, Inc., (formerly Tee-Rifik Corp.), a Nevada corporation, acquired 100% of the issued and outstanding shares of Shop TV and Television, Inc. ("Shop"), a privately held Florida corporation. The existing stockholders of the Company retained their 116,400 shares and the stockholders of Shop received shares of the Company at a ratio of 1,250 to 1 for a total of 1,250,000 shares. Due to the majority ownership of the Company after the transaction by the former Shop stockholders (91.5%) and the Company's lack of substantial assets, liabilities, or marketable products and/or services, the transaction is considered to be a reverse acquisition, whereby Shop is deemed to be the accounting acquirer and to be both the predecessor entity and continuing entity. Accordingly, the combination of the two companies is recorded as a recapitalization of Shop, whereby the combined assets and liabilities are recorded on an historical basis. As neither the Company nor Shop were actively engaged in revenue producing activities prior to this transaction the Company's operations have only been included since June 24, 2000.

On February 9, 1999, Site2shop TV, Inc. entered into an agreement to merge (the "Merger Agreement") with Tricom Pictures and Productions, Inc. ("Tricom"), a privately held Florida corporation, engaged in the marketing, production and distribution of television programming, into a wholly-owned subsidiary. The stockholders of Tricom; three of whom are Executive Officers of the Company and owned 71.0% collectively of the common stock of the Company (85% of Tricom) and five (remaining) stockholders collectively owned 5.6% of the Company (15% of Tricom). Under the terms of the Merger Agreement, the Tricom stockholders exchanged their shares at a ratio of 100,000 to 1 for a total of 10 million shares. As a result of the merger, the former Tricom stockholders owned 96.8% of the shares of Common Stock of the Company and the transaction is considered to be a reverse acquisition whereby Tricom is considered to be the accounting acquirer. As both companies were under common control, the combination of the two companies is deemed to be a purchase and accounted for as an "as if" pooling of interests, whereby the combined assets and liabilities are recorded on an historical basis. The audited Statements of Operations and Cash Flows for the year ended December 31, 2000 and 2001 represent the combined operations of the Company and Tricom for the respective years then ended. The Statement of Stockholders' Equity for the year ended December 31, 2000 and 2001 gives effect to the issuance of 10 million shares by the Company in conjunction with the acquisition of Tricom as of December 31, 1997.

On April 25, 2001 the Company announced the corporate name change to Intermedia Marketing Solutions, Inc. (the "Company") The objective of the name change is to bring the Company's name more in line with its corporate focus. The company has developed into a vertically integrated full-service media company performing all aspects of television production and distribution. As part of the company's name change it also changed its trading symbol to IMMM.

The Company's business is to market its vendors' products through (i) a half-hour shop-at-home program and (ii) its internet websites. Additionally the Company produces broadcast quality educational, entertaining and informative television programs that are distributed nationally via cable channels, network affiliates and independent stations nationwide.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------
A. Principles of Consolidation - The consolidated financial statements include the accounts of Intermedia Marketing Solutions, Inc. and its wholly-owned subsidiaries, Site2shop TV,Inc. (formerly Shop TV and Television, Inc.) and Tricom Pictures and Productions,Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Deferred revenue represents amounts which have been billed and not yet earned in accordance with this method. Deferred revenue was $1,683,404 at December 31, 2001. The Company had additional signed contracts totaling $2,640,826 at December 31, 2001 for which performance had yet to commence.

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

H. Net Income per share - The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share" specifying the computation, presentation, and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options have been excluded as common stock equivalents in the diluted earnings per share in the event they are either antidilutive, or their effect is not material. On February 23, 2000, the Company affected a 1 for 10 reverse stock split. The financial statements have been restated to give retroactive recognition to the reverse stock split.

I. Stock Based Compensation - The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with the Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company has adopted the pro forma disclosure requirements of Statement No. 123.

J. Impairment of Long-lived Assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2001, the Company believes that there has been no impairment of its long-lived assets.

K. Concentration of Risk - Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual or significant risks, in the normal course of business.

L. New Accounting Pronouncements- In June 2001, the FASB issued SFAS No. 141, "Business Combination", SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations",. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. It also requires that the Company recognize acquired intangible assets apart from goodwill. SFAS No.142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost, which will be effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 141, SFAS No. 142 and SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which basically further clarifies SFAS No. 121 and methods of quantifying potential impairments or disposal of assets as well as the related reporting of such impairments or disposals.

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

M. Barter Transactions-The Company trades production services for advertisement pages used in the services for their customers. An asset and barter revenue is recorded at the fair value of the services rendered. Barter revenue for the years ended December 31, 2000 and 2001 was approximately $600,000 and $197,000 respectively. The asset represents unused magazine advertisement pages totaling $797,055 as of year ended December 31, 2001.

3.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS
-----------------------------------------
     Equipment and Leasehold Improvements are as follows as of December 31, 2001:

                                                   Estimated
                                                  Useful Lives

------------
    Furniture and Fixtures .............           7 - 10 Years       $122,546
    Computer Equipment .................           5 -  7 Years        536,070
    Office Equipment ...................           5 -  7 Years        326,097
    Leasehold Improvements .............           2 -  5 Years        458,611
    Leasehold Improvements- Retail Store                4 Years         50,867
    Retail Store Equipment .............                5 Years          7,515
    Retail Store Signs .................                4 Years          4,200
    Vehicles ...........................                3 Years        242,147
    Production Equipment ...............                7 Years        610,968
                                                                      ---------
                                                                       2,359,020
    Less: Accumulated depreciation and
           amortization ................                              1,221,768
                                                                      ---------
                                                                     $ 1,137,252
                                                                     ===========
 5.   COMMON STOCK
-----------------

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

On December 22, 2000, the Company issued 100,000 shares of its common stock to acquire substantially all of the assets and certain liabilities of Snow Productions Inc. ("Snow"). The aggregate market value of the shares issued based on the respective dates of issuance was $35,000. Snow provides multi-media presentations and assists major company's with their yearly events. This acquisition resulted in goodwill to the Company's assets of $84,663. In addition for additional considerations the company issued 33,000 additional shares to Mr. Snow in August of 2001. No revenue for Snow productions was recorded by the company in 2000. Pro-forma information is not presented as such amounts related to Snow were considered immaterial.

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

                                                  Year Ended December 31,
                                                 ------------------------
                                                      2000            2001
                                                  -----------    -------------

 Income taxes computed at statutory rate ..        $ 786,334        75,376
 Effect of permanent differences ..........           75,000        50,000
                                                    --------      --------
 Provision for income taxes-deferred ......        $ 861,334      $125,376
                                                    ========      ========


Deferred income taxes are the result of temporary differences between the carrying amounts of assets and liabilities relating to contracts to produce television programs where the percentage of completion method is utilized for financial reporting purposes and the "completed contract" method where revenues and expenses are recognized upon completion of the television programs is used for income tax reporting. The following table sets forth the component of deferred tax liabilities as of December 31, 2001:

 Deferred tax revenue......................           $  3,062,400
 Production costs in progress .............             (1,265,600)
 Other.....................................                186,685
                                                       ------------
    Total .................................           $  1,983,485
                                                       ============

7.   COMMITMENTS
----------------

A. Operating Leases - The Company leases its offices and warehouse under non-cancellable operating leases. In addition the company has an operting lease for $14,452 per month which is for production equipment. At the end of the lease the Company has a fair market value option to purchase the equipment. All leases have options to renew ranging from a month-to-month basis up to five years. Rent expense for the years ended December 31, 2001, and 2000 was $554,158 and $253,639.

The  leases expire through October 2006. Minimum rental commitments are as follows:
                                 Minimum
     Year                        Rental
     ----                        -------
     2002                      $ 636,922
     2003                      $ 563,797
     2004                      $ 492,915
     2005                      $ 362,531
     2006                      $ 126,599

B. Employment Agreements - the Company has employment agreements with two key executive officers. The agreements continue for approximately two years ending June 2001 requiring minimum annual aggregate salaries of $650,000 and provide for severance payments under certain circumstances. The agreements provide the officers with certain additional rights after a change of control (as defined) of the Company occurs. Additionally, certain officers received signing bonuses as part of these agreements and all officers are entitled to monthly bonuses at the discretion of the Company's Compensation Committee of which these three key executive officers are members thereof.

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


8.  STOCK OPTIONS
------------------

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

The maximum grant term is ten years. The Plan is designed for officers, directors, and other key employees. On April 3, 1999, the Company's Board of Directors increased the number of shares of common stock available for option under the 1998 Employee Stock Option Plan from 3,000,000 million shares to 5,000,000 shares. In addition, the Company registered the 5,000,000 shares of common stock with the United States Securities and Exchange Commission on May 1, 1999. In April 1999, the Company issued options to purchase 50,000 shares of its common stock to nine employees. The options vest upon 24 months of completion of continuous service from the date of grant and were issued at an exercise price of less than fair market value on the date of grant. The compensation expense recorded on the date of grant totaled $68,750. All other option grants since inception of the Plan were at fair market value as of the date of the grant. As of December 31, 2000, 2,363,220 options have been granted at prices ranging from $0.8125 to $35.60 per share and no options have been exercised. As of December 31, 2001, 2,521,500 additional options have been granted at prices of $.50 per share and no options have been exercised. There have been 475,405 options forfeited since inception of the Plan as a result of employee terminations.

For disclosure purposes the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the year ended December 31, 2001: annual dividends of $0.00, expected volatility of 154%, risk-free interest rate of 4.75 % and expected life of 4 years for all grants. The weighted-average fair values of the stock options granted during the year ended December 31, 2000 was $1.31. The assumptions used for stock options granted during the year ended December 31, 2000: annual dividends of $0.00, expected volatility of 50%, risk-free interest rate of 6.0 % and expected life of 5 years for all grants

If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net income (loss) and net income (loss) per share - basic and diluted would have been ($2,011,000) and ($0.16) in 2001 and $1,155,457 and $0.09 in 2000.

The following table summarizes the changes in options outstanding and the related price ranges for shares of the Company's common stock:





                             Number of        Price per Share   Number of Shares
                               Shares              Range            Exercisable
                             -----------    --------------------- --------------
Outstanding,December 31, 1999  2,363,220       $0.8125 -   $35.60     2,363,220

Granted ...................... 2,521,500       $0.50 -     $0.50        --
Exercised ....................   --
Canceled .....................   (19,500)     $0.8125 -    $2.375        --
                                          -----------                  -------
Outstanding, December 31, 2000 4,865,220       $0.50 -    $35.60      2,363,220

Granted ......................    --             --          --          --
Exercised ....................    --
Canceled .....................  (455,905)      $0.50 -    $2.375         --
                               -----------                              -------
Outstanding, December 31, 2001 4,409,315       $0.50 -    $35.60      2,363,220


9. LINES OF CREDIT
---------------------

On July 19, 2001 the Company obtained a revolving line of credit with Merrill Lynch Business Financial Services, Inc. Terms of the line include an interest rate equal to the One-Month LIBOR rate plus 3.4%, as of March 31, 2002 the rate would be 5.94%. The total facility was initially for $750,000 and has a term of one year. On November 11, 2001 the available facility was increased to $1.25 million. As of December 31, 2001 there was $963,642 outstanding on the line of credit. The line of credit will be used for working capital needs and is collateralized by the assets of the business. As of March 26, 2002 the outstanding balance is approximately $1,150,000. The loan is also guaranteed by the principals of the company.

During the year ended December 31, 2000 the Company assumed two lines of credit as a result of the Snow acquisition. The lines of credit are with different financial institutions and are not collateralized by any assets. The lines of credit are payable on demand and bear interest at the prime rate plus 4% and is subject to annual renewal. The total outstanding balance at December 31, 2001 for these lines of credit are $62,402.

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

YEAR FIRST
NAME                      AGE            POSITION                     ELECTED
---------------          ----      ------------------------         ----------
Mark A. Alfieri           33       Chief Executive Officer,            1998
                                   President, Treasurer and Director
Jack A. Levine            43       Vice President, Secretary and       1998
                                   Chairman of the Board of
                                    Directors
Douglas Compbell          35       Director of Marketing and Director  2002

Brad Hacker               42       Chief Financial Officer             2001



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

Mr. Campbell has served as Vice President of Sales and Marketing since July 1999. he was appointed director of the company in January 2002. Mr. Campbell received a Bachelor of Science in Business Administration from Florida International University in 1991.

Mr. Hacker joined the Company in August 2001 as Chief Financial Officer after spending seven years as Treasurer and CFO of Hi-Rise Recycling Systems. Previously, he served as a finance manager for a leasing company and as controller for various divisions of Campbell Taggert, a subsidiary of Anheuser-Busch. He graduated with a BBA from the University of Texas in 1981. He is a CPA.

Mr. Eric Warm had served as Chief Operating Officer and Director since July 1999 until resigning in January of 2002. Mr.Warm, resigned for personal reasons his employment with the company and all duties affiliated with his position. Mr. Warm, resigned effective January 25, 2002.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth the cash and other compensation paid by the Company to its Chief Executive Officer and to each of the executive officers of the Company who received annual compensation in excess of $100,000 for the years ended December 31, 2001 and 2000

                                 SUMMARY COMPENSATION TABLE
NAME AND                                                              OTHER
PRINCIPAL                                                            ANNUAL
POSITION        YEAR         SALARY            BONUS               COMPENSATION
-------------- -------      --------        ------------           ------------

Mark Alfieri,
Chief Executive
Officer           2001   $325,000        $75,000              $28,906  (1)
                  2000   $325,000       $636,035              $28,906  (1)
Jack Levine,
Vice President    2001   $325,000        $75,000              $28,906  (1)
                  2000   $325,000       $636,035              $28,906 (1)

Eric Warm
Chief Operating   2001   $200,000         $-0-              $ 6,000 (2)
Officer           2000   $200,000        $307,972           $ 6,000 (2)

Douglas Campbell
Director of Sales 2001   $144,754          $-0-              $ -0-
and Marketing     2000   $145,980          $-0-              $ -0-



----------

(1) Represent health and welfare benefits of $6,822 and auto lease payments and related costs of $22,084.
(2) Represents auto lease payments and related costs.


OPTION HOLDINGS

The following table sets forth information with respect to the grant of options to purchase shares of common stock during the calendar years ended December 31, 2000 ("2000") and 2001 ("2001") to each person named in the Summary Compensation Table.

                           NUMBER OF     % OF TOTAL
                           SECURITIES    OPTIONS/SARS     EXERCISE
                           UNDERLYING      GRANTED TO      OR BASE
                          OPTIONS/SARS   EMPLOYEES IN      PRICE       EXPIR.
   NAME         PERIOD    GRANTED(#)(1)     PERIOD        ($/SHARE)     DATE
----------      ------   --------------  ------------   -----------  ----------

Mark Alfieri    2001        -0-           -0-                -0-
                2000      900,000         37.5              $.50       (2)

Jack Levine     2001        -0-           -0-                 -0-
                2000       900,000        37.5               $.50       (2)

Eric Warm       2001        -0-           -0-                 -0-
                2000      264,500         11.3               $.50       (2)

Doug Campbell   2001        -0-           -0-                   -0-
                2000      10,000           0.1                 $.50       (2)


                ------------------------

(1) None of the above parties has exercised any of their options as of December 31, 2001. The 2000 grant vested on December 25, 2002, one year the date of grant. There are no other conditions of vesting.

(2) The 2000 grants expire on December 22, 2005.


AGGREGATED FISCAL YEAR END OPTION VALUE TABLE

The following table sets forth certain information concerning unexercised options held by the named Executive Officers as of December 31, 2001. No stock options were exercised by the named Executive Officers during the year ended December 31, 2001. No stock appreciation rights were granted or are outstanding.

               Number of Unexercised Options   Value of Unexercised in the Money
                Held at December 31, 2001       Options at December 31, 2001 (1)
               -----------------------------   ---------------------------------
Name              Exercisable   Unexercisable       Exercisable   Unexercisable
-------------      -----------   -------------       -----------   -------------
Mark Alfieri        895,775        900,000             $ ----      $ ----
Jack Levine         895,775        900,000                 $ ----      $ ----
Eric Warm           130,190        411,465             $ ----      $ ----
Doug Campbell         5,000         10,000             $ ----      $ ----


(1) Dollar values are calculated based on the difference between the respective option exercise price and $.25, the closing price of the Company's Common Stock on December 31, 2001, as reported by the NASDQ OTC Bulletin Board.


EMPLOYMENT AGREEMENTS

Mark Alfieri, President and CEO. On June 29, 1998, the Company entered into a three-year employment agreement (the "Agreement") with Mr. Alfieri whereby Mr. Alfieri will serve as President and a member of the Board of Directors and received a signing bonus of $125,000. The Agreement called for annual base compensation of $450,000 in 1998 and $250,000 in 1999 and 2000 with bonuses based upon the Company earning a minimum net income of $250,000 and bonus payments ranging from $50,000 to $125,000 predicated on net income ranging from $250,001 to $500,000 for 1998 and 2000. Bonus payments for 2000 would range from $50,000 to $125,000 predicated on Company earning net income (after bonus) ranging from $500,001 to $750,000. Additionally, the Agreement provides for a monthly auto allowance of $1,200 plus insurance and maintenance. Effective April 1, 2000, the Company and Mr. Alfieri mutually modified the Agreement, as a result of the acquisition of Tricom Pictures and Productions, Inc. (See Part I
Item 1. - Business), whereby the annual compensation was raised to $325,000 and bonuses are to be paid monthly at the discretion of the Compensation Committee of which Mr. Alfieri is a member. The Agreement is automatically renewable for successive one-year terms unless the parties mutually agree in writing to alter the terms or one or both of the parties exercises their right, in accordance with the terms of the Agreement, to terminate the Agreement.

Jack Levine, Vice President. On June 29, 1998, the Company entered into a three-year employment agreement (the "Agreement") with Mr. Levine whereby Mr. Levine will serve as Vice President and a member of the Board of Directors and received a signing bonus of $125,000. The Agreement called for annual base compensation of $450,000 in 1998 and $250,000 in 2000 and 2001 with bonuses based upon the Company earning a minimum net income of $250,000 and bonus payments ranging from $50,000 to $125,000 predicated on net income ranging from $250,001 to $500,000 for 2000 and 2001. Bonus payments for 2000 would range from $50,000 to $125,000 predicated on Company earning net income (after bonus) ranging from $500,001 to $750,000. Additionally, the Agreement provides for a monthly auto allowance of $1,200 plus insurance and maintenance. Effective April 1, 1999, the Company and Mr. Levine mutually modified the Agreement, as a result of the acquisition of Tricom Pictures and Productions, Inc. (See Part I Item 1.
- Business), whereby the annual compensation was raised to $325,000 and bonuses are to be paid monthly at the discretion of the Compensation Committee of which Mr. Levine is a member. The Agreement is automatically renewable for successive one-year terms unless the parties mutually agree in writing to alter the terms or one or both of the parties exercises their right, in accordance with the terms of the Agreement, to terminate the Agreement.

1999 AMENDED STOCK OPTION PLAN

On September 10, 1998 the Board of Directors adopted the Company's 2000 Stock Option Plan (the "Plan"). On December 1, 2000, the Plan was amended by Consent of the Board of Directors and Majority Shareholders to increase the number of shares of common stock which may be purchased by option (the "Plan Option" as hereinafter defined), from 1,500,000 to 3,000,000. On April 3, 2001, the Company's Board of Directors increased the number of shares of common stock available for option under the 1998 Employee Stock Option Plan from 3,000,000 million shares to 5,000,000 shares. In addition, the Company registered the 5,000,000 shares of common stock with the United States Securities and Exchange Commission on May 1, 2001.

The Company believes the Plan will foster an increase in proprietary interest in the Company by its directors, officers, employees and consultants, and align more closely their interests with the interests of the Company's shareholders. The Plan will also aid the Company in attracting and retaining the services of experienced and highly qualified employees and professionals. The Board of Directors or a Committee of the Board of Directors (the "Committee"), of the Company, will administer the Plan which includes, without limitation, the selection of the person(s) who will be granted Plan Options under the Plan, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price.

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

As of December 31, 2001, 4,409,315 Plan Options are outstanding pursuant to the Plan. The following table summarizes the status of the Options issued and outstanding:


                            Number of Securities    Exercise Price   Expiration
Date of Grant                  Underlying Options      Per Share        Date
-----------------          ----------------------   -------------- ------------

Balance at December 31, 1998   155,905
Apr.  1, 1999   (1)            800,000                $  2.375     Mar. 31, 2004
Apr.  1, 1999   (3)             50,000                $  1.00      Mar. 31, 2004
Oct. 10, 1999   (3)            247,000                $  0.8125    Oct.  9, 2004
Oct. 10, 1999   (3)          1,119,635                $  0.89375   Oct.  9, 2004
Forfeitures     (2) (4)         (9,320)                    (5)           (5)
                               -----------
Balance at December 31, 1999 2,363,220
Granted .................... 2,521,500                    $.50     Dec. 22, 2005
Forfeitures     (2) (4)        (19,500)                  (5)             (5)

                              -----------
Outstanding, December 31, 2000    4,865,220  (5)      $0.5000 -   $35.60
 Forfeitures     (2) (4)           (455,905)              (5)             (5)
                               ===========
Outstanding, December 31, 2001  4,409,315
Notes:
(1)  All options vest upon date of grant.

(2)  All options expired as a result of grantee's termination of employment.

(3) All options vest upon completion of 24 months of employment from date of grant.

(4)  3,000 options expired from the second April 1, 2000 grant and 5,000 options from the first October 10, 2000 grant.

(5) As of December 31, 2001, 954,585 options had vested, none of which were exercised. The remaining 3,963,635 options outstanding as of December 31, 2001 had not vested nor were exercised.


EXECUTIVE BONUS PLAN

In conjunction with the acquisition of Tricom, the Company's Board of Directors ("Board") formed the Compensation Committee ("Committee") on April 1, 1999 to reward executive officers and other key employees based upon the performance of the Company and such individuals. Under the Plan, the Committee may recommend subject to the Board's approval bonuses from time to time. The Committee is comprised of Messrs. Alfieri and Levin and Mr. A. Wayne Gill, a principal of the law firm Gill & Associates, P.A. who performs legal services on behalf of the Company. Mr Gill received 5,000 shares of Common Stock of the Company and $32,000 of fees in connection with legal services rendered on behalf of the Company in the year ended December 31, 1999. Mr. Gill received no compensation for his services as a member of Compensation Committee. Messrs. Alfieri and Levine are also members of the Board.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table sets forth certain information regarding the Company's Common Stock beneficially owned on March 23, 2002, for (i) each shareholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities to which the person has the right to acquire beneficial ownership within sixty (60) days. At March 23, 2001, there were 12,647,702 Shares ("Shares") of the Company's Common Stock, par value $.001 (the "Common Stock") outstanding.

Name and Address of       Number of Shares of Common           Percentage of
Beneficial Owner (1)       Stock Beneficially Owned         Beneficial Ownership
----------------------    -------------------------        ---------------------

Mark Alfieri                      5,952,855 (2)                   37.7%
Jack Alan Levine                  5,957,300 (3)                   37.7%
Douglas Campbell                   526,250                       4.2%
Brad Hacker                          80,000(5)                     0.5%
All Executive Officers and
Directors as a Group (4 persons) 12,516,405 (2)(3)(4)(5)           87.9%

--------------------------------------------------

(1) Unless otherwise indicated, the address of each of the listed beneficial owners identified is 2001 West Sample Road, Pompano Beach, Florida 33064.

(2) Mr. Alfieri is Chief Executive Officer, Director, President and Treasurer of the Company. Includes options to purchase 61,905 shares at $1.00 per share through December 21, 2003, 348,000 shares at $2.375 per share through March 31, 2004, 486,300 shares at $0.89375 per share through October 9, 2004, and 900,000 shares at $.50 per share through December 22, 2005. Includes 3,702,500 shares held by the Alfieri-Eade Family Limited Partnership #1 of which Mr. Alfieri is the general partner.

(3) Mr. Levine is Chairman of the Board of Directors, Vice President and Secretary of the Company. Includes options to purchase 61,905 shares at $1.00 per share through December 21, 2003, 348,000 shares at $2.375 per share through March 31, 2004, 485,870 shares at $0.89375 per share through October 9, 2004, and 900,000 shares at $.50 per share through December 22, 2005. Includes 3,702,500 shares held by the Jack Alan Levine Family Limited Partnership #1 of which Mr. Levine is the general partner.

(4) Mr. Campbell is Director of Marketing of the Company. Includes options to purchase 15,000 shares at $1.00 per share through December 21, 2003, 15,000 shares at $2.375 per share through March 31, 2004, 10,000 shares at $0.89375 per share through October 9, 2004, and 900,000 shares at $.50 per share through December 22, 2005. Includes options to purchase 75,000 shares at $1.31 per share through August 22, 2005 and 5,000 shares at $0.50 per share through December 22, 2005.

(5) Mr. Hacker is Chief Financial Officer of the Company. Includes options to purchase 75,000 shares at $1.31 per share through August 22, 2005 and 5,000 shares at $0.50 per share through December 22, 2005.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
On September 1, 1999, the Company entered into a master lease agreement to lease $276,000 of television production, transportation and office equipment with a corporation owned by two executive officers (Messrs. Alfieri and Levine) of the Company. The terms of the debt require monthly payments of $21,910 (inclusive of principal, interest, at 13.55% per annum, and sales tax) commencing on September 1, 2000 and for eleven months thereafter. The Company has the option to prepay the purchase of the equipment at its fair market value deemed to be 10% of the cost of the equipment ($27,000). The Company exercised its option at the inception of the lease.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
-------------------------------------------

(a) There was a report on Form 8-K filed by the Company during the month of January 31, 2002.

(b)  Exhibits

     Exhibit
      Number                       Description
     -------          --------------------------------------------
       2     *     Agreement and Plan of Reorganization *
       2.1   *     Merger Agreement of February 9, 2000 *
       3.1   *     Articles of Incorporation *
       3.1.2 *     Certificate of Amendment of Articles of
                   Incorporation dated August 16, 1996 *
       3.1.3 *     Certificate of Amendment of Articles of
                   Incorporation dated June 25, 1998 *
       3.1.4 *     Certificate of Amendment of Articles of
                   Incorporation dated February 9, 2000 *
      10.2   *     Executive Employment Agreement dated June 29,
                   1998 between Registrant and Mark Alfieri *
      10.3   *     Executive Employment Agreement dated June 29,
                   1998 between Registrant and Jack Levine *
      10.4   *     Executive Employment Agreement dated
                   August 18, 1998 between Registrant and
                   Eric Warm *
      10.5   *     bid4it tm Seller Agreement *
      10.6   *     Yahoo! Shopping Insertion Order *
      21     *     Subsidiaries of Registrant *
      24           Consent of Independent Accountants-Feldman,Sherb and Co. P.C.
      99     *     Shop T.V., Inc. 1999 Stock Option Plan *
      99.1   *     Promissory Note of February 1, 2000 between
                   Registrant and Legal Street Enterprises, Inc. *

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

                                        INTERMEDIA MARKETING SOLUTIONS, INC.
                                               (Registrant)

                                       By:  /s/ MARK ALFIERI
                                           -----------------
                                                MARK ALFIERI
                                         CHIEF EXECUTIVE OFFICER

March 23, 2002

IN ACCORDANCE WITH THE SECURITEIS EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

/s/ MARK ALFIERI              Principal Chief Executive Officer   March 28, 2002
----------------                and Director
    MARK ALFIERI

/s/ JACK LEVINE                Chairman of the Board and          March 28, 2002
---------------                          Secretary
    JACK LEVINE

/s/ DOUG CAMPBELL               Director of Sales and Marketing   March 28, 2002
and Director
----------------
    DOUG CAMPBELL


/s/ BRAD HACKER               Principal Chief Financial Officer   March 28, 2002
----------------
    BRAD HACKER