Form 10QSB
period 2002-03-31
SITE2SHOP COM INC
filed 2002-05-06
CIK 1066849

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB



(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2002
                                      --------------


                                                     Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                to
                                -------------    -----------------------


Commission File Number:0-26093

                      --------------------------------------------------------


                       INTERMEDIA MARKETING SOLUTIONS, INC.
---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Nevada                                          88-0382813
----------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)
                                               (IRS Employer Identification No.)


2001 West Sample Road, Suite 101, Pompano Beach, Florida            33064
------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


                           (954) 969-1010
   --------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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


   As of May 6, 2002, the registrant had a total of 12,647,702 common shares outstanding.

                      INTERMEDIA MARKETING SOLUTIONS, INC.
                            Index to Form 10-QSB
                                 March 31, 2002


PART I.   FINANCIAL INFORMATION
                                                                            Page
 Item 1. Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheet at March 31, 2002                          3

         Consolidated Statements of Operations for the three months ended
              March 31, 2002 and 2001                                          4

         Consolidated Statements of Cash Flows for the three months
                   Months ended March 31, 2002 and 2001                        5

         Note to Consolidated Financial Statements                             6

 Item 2.  Management's Discussion and Analysis or Plan of Operations           7


PART II.  OTHER INFORMATION                                                    9

         Not Applicable

         INTERMEDIA MARKETING SOLUTIONS, INC. AND SUBSIDIARIES
                            Consolidated Balance Sheet
                                   (UNAUDITED)
                                  March 31, 2002


                                     Assets
                                    --------
Current assets:
    Cash and cash equivalents                                       $   185,961
    Accounts receivable, net of allowance for doubtful accounts
    of $667,964                                                       2,034,658
    Inventories                                                       1,891,069
    Prepaid expenses and other current assets                           835,640
                                                                 ---------------
 Total current assets                                                 4,947,328

Equipment and leasehold improvements, net                             1,117,225
Goodwill                                                                 67,663
Other assets                                                            181,580
                                                                 ---------------
                 Total assets                                        $6,313,796
                                                                 ===============
                Liabilities and stockholders' equity

Current liabilities:
   Accounts payable and accrued expenses                             $1,296,954
   Deferred income taxes payable                                      1,829,486
   Lines of credit                                                    1,224,177
   Deferred revenue                                                   1,880,312
                                                                 ---------------
                 Total current liabilities                            6,230,929
Stockholders' equity:
   Common stock, $.001 par value:
      Authorized 150,000,000 shares; issued and outstanding,
      12,647,702 shares,                                                 12,648
   Additional paid-in capital                                         1,626,392
   Accumulated deficit                                               (1,556,173)
                                                                  --------------
      Total stockholders' equity                                         82,867
                                                                  --------------
           Total liabilities and stockholders' equity               $ 6,313,796
                                                                  ==============

                 See notes to unaudited consolidated financial statements




                     INTERMEDIA MARKETING SOLUTIONS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)


                                                THREE MONTHS ENDED MARCH,
                                              --------------------------------
                                                  2001             2002
                                              -------------     -------------
   Revenues                                   $ 3,493,927         2,423,723
   Cost of revenues                             1,215,201           982,425
                                              -------------     -------------
        Gross Margin                            2,278,726         1,441,298

  Operating Expenses:
        Selling                                   694,973           622,254
        General and administrative              1,211,986         1,189,666
                                              ------------     -------------
   Total operating expenses                     1,906,959         1,811,920
                                              ------------     -------------
  Operating income (loss)                         371,767          (370,622)

  Interest Expense                                   --             (14,375)
                                              ------------      ------------
  Net Income Before Taxes                         371,767          (384,997)

  Income tax expense (Benefit)                    148,707          (153,999)
                                              ------------     -------------
  Net Income (loss)                             $ 223,060        $ (230,998)
                                              =============     =============
  Net Income (loss) per Common Share-Basic     $     .02        $     (.02)
                                              =============     =============
  Net Income (loss) per Common Share-Diluted   $     .02        $     (.02)
                                              =============     =============
  Weighted Average Number of Common
  Shares-Basic                                 12,614,702        12,647,702
                                              =============     =============
  Weighted Average Number of Common
            Shares-Diluted                     12,614,702        12,647,702
                                              =============     =============


                 See notes to unaudited consolidated financial statements

                                        4




                     INTERMEDIA MARKETING SOLUTIONS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                -------------------------------
                                                                                2001                2002
                                                                                -------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     223,060           $ (230,998)
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                              71,557              174,946
     Provision for deferred income taxes                                       149,007             (153,999)
     Provision for bad debts                                                  (116,286)               --
     Changes in assets and liabilities:
        (Increase) decrease in Accounts receivable                            (399,394)             528,376
        Increase in Inventories                                               (248,817)             (98,818)
        Increase in Prepaid expenses and other current assets                 (134,600)             (31,585)
        Increase in Other assets                                               (69,500)             (15,500)
        Increase in Accounts payable and accrued expenses                      (30,940)            (367,517)
        Decrease in Deferred revenue                                           628,609              196,908
                                                                              ---------           ----------
Net cash provided by operating activities                                       72,696                1,813
                                                                              ---------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                        (132,598)            (152,949)
                                                                              ---------           ----------
Net cash used in investing activities                                         (132,598)            (152,949)
                                                                              ---------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Line of Credit                                                                  --                 198,133
                                                                             ----------           ----------
Net cash provided by (used in) financing activities                              --                 198,133
                                                                             ----------           ----------
Net increase (decrease) in cash and cash equivalents                           (59,902)              46,997
Cash and cash equivalents, beginning of period                                 421,359              138,964
                                                                             ----------           ----------
Cash and cash equivalents, end of period                                    $  361,457            $ 185,961
                                                                             ==========           ==========
Supplemental disclosures of cash flow information Cash paid during the period for:
   Interest                                                                 $      925           $   14,375
                                                                             =========            ==========

   Taxes                                                                     $   1,238            $   --
                                                                             =========            ==========


                 See Notes to Unaudited Consolidated Financial Statements

                      INTERMEDIA MARKETING SOLUTIONS, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

1.       BASIS OF PRESENTATION AND OPERATIONS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The consolidated results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Intermedia Marketing Solutions, Inc. ("Intermedia Marketing Solutions" or the "Company") audited financial statements for the year ended December 31, 2001.

                              INTERMEDIA MARKETING SOLUTIONS, INC.
          PART I. ITEM 2- MANAGEMENT'S DISCUSSION OR PLAN OF OPERATIONS
                                 March 31, 2002


The following discussion of the results of the operations and financial condition of Intermedia Marketing Solutions, Inc. ("Intermedia Marketing Solutions" and the "Company") should be read in conjunction with Intermedia Marketing Solutions unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this report and the Company's 10-KSB for the year ended December 31, 2001.

     Overview

The Company is an integrated multimedia marketing-solutions company. Site2shop.com, its consumer shopping division, markets and sells unique, newly launched, and nationally branded consumer products using their integrated media approach through 30-minute shop-at-home television programs, and e-commerce web sites. The Company's Tricom Pictures division produces television programs to educate viewers on breakthroughs, emerging trends, innovations, and lifestyles. These two divisions are related in that both deal with the Company marketing the client's products to the consumers. The Company's third division is a full service state-of-the-art multimedia production facility that produces television, print and web material for Integrated Media Solutions, its divisions as well as other clients. All programs and commercials are distributed to national audiences through a combination of any and all of the following: ABC affiliates, NBC affiliates, CBS affiliates, FOX affiliates, UPN affiliates and WB affiliates (collectively "network affiliates"), independent television stations and targeted cable networks. Products and services featured on the shopping divisions shows and direct response commercials are sold through its telephone call centers, the Company's websites, other e-commerce websites and the Company's retail stores.

Historically part of the Company's strategy is to grow through the opening of new offices domestically and the expansion of the number of distribution opportunities for the participants on the Company's television programs. The Company's expansion and growth plans will depend on its ability to identify appropriate targets and markets and obtain the necessary financing to bring these plans to fruition. Further, the success of the Company's efforts will depend on its ability to identify these opportunities, attract highly qualified personnel and manage geographically dispersed operations. There can be no assurances that the Company will be successful in its plan of operational expansion nor the management of such growth. In addition financial constraints may make this strategy extremely difficult to achieve.


Results of Operations

     COMPARISION OF THE THREE MONTHS ENDED MARCH 31, 2002 TO THE THREE MONTHS ENDED MARCH 31, 2001.

Total revenues for the three months ended March 31, 2002 were $2,423,723, a decrease of $1,070,204 from $3,493,927 for the prior comparable period in 2001. The decrease is attributable to a decrease in revenues from the TV shopping division of approximately $600,000 and the education division of $500,000 in the quarter as a result of fewer contracts written in the third and fourth quarter last year due to advertising revenue, across the nation being significantly down.

Cost of Revenues decreased to $982,425, or 40% of revenues versus $1,215,201 or 35% for the prior comparable period. The increase in expenses on a percentage basis is a result of lower sales as compared to the amount of fixed costs directly related to cost of sales. The decrease on a dollar for dollar basis is a result of less airtime and a reduction in personnel as compared to last year.

Selling expenses were $622,254 during the three months ended March 31, 2002, a decrease of $72,219 from the prior comparable period in 2001. This reduction is a result of less commission paid to sales personnel due to fewer sales. Selling expenses in 2002 were 25 % of net revenues as compared to 20% in 2001. The increase of selling expenses on a percentage basis is a result of fixed costs remaining constant from year to year and with the decrease of selling expenses would be lower on a percentage basis as compared to the decrease in revenues.

General and administrative expenses were $1,189,666 during the three months ended March 31, 2002, a decrease of $22,320 from the prior comparable period in 2001. General and administrative expenses in 2002 were 49% of net revenues as compared to 35% in 2001. The increase of general and administrative expenses on a percentage basis is a result of fixed costs remaining constant from year to year and with the decrease of general and administrative expenses being lower on a percentage basis as compared to the decrease in revenues.

     Liquidity and Capital Resources

The Company generated $16,188 from operating activities in 2002 as opposed to $72,696 during the same period in 2001. The increase and decreases in operating assets and liabilities resulted in a net increase to cash flow of approximately $56,000 as compared to the same three months last year. Cash used in investing activities totaled $152,949 in 2002 as a result of capital expenditures relating to purchase of production equipment and the upgrade of computer hardware and software in order to promote and upgrade the Company's website and MIS infrastructure. At March 31, 2002, the Company's backlog for contracts signed and work not begun or contracts partially completed and work is to be done totaled $4,534,000 as compared to $5,220,000 at March 31, 2001. This decrease is mainly a result of more deferred revenue becoming sales as a result of improved efficiencies in the production department and a larger portion of contract being completed on a percentage basis.

Based on the current state of the economy and the events of September 11, the Company has experienced a severe reduction in its business and future cash flows. The Company believes despite these events that cash flows from operations could be sufficient to satisfy the Company's contemplated cash requirements for at least the next year. In the event that the Company is unable to sufficiently meet cash flow, the Company could be required to seek additional financing.

In the event that the Company requires additional financing, the Company may seek to raise cash in the form of strategic partners or in combination with equity financing, additional bank debt or other debt financing to raise capital through the sale of its equity securities, potentially at prices which may represent significant discounts from the market price of the Common Stock.

The Company anticipates based on current backlog of contracts and assumptions relating to operations, the Company's revenues and net income for the year ended December 31, 2002 will be less than the prior year. This mainly is a result of economic conditions and events occurring during the past 12 months. The current state of the economy has resulted in less contracts signed 2002 as compared to the same period in 2001 reducing the Company's backlog. As a result of the decrease in new contracts and reduced backlog the company may be required to reduce personnel and close divisions in order to meet its cash needs for the rest of the year.

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis or Plan of Operation contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the Company's ability to manage growth, acceptance of the Internet as a means for commerce, decrease in advertising budgets, market demand for e-commerce, decline in demand for the Company's services; increases in expenses and costs of sales and the effect of general economic conditions and factors affecting the industries the Company markets its service to and the ability of the Company to recruit and retain qualified management and employees. These statements by their nature involve substantial risks and uncertainties and actual events or results may differ as a result of these and other factors.

                           PART II. OTHER INFORMATION




         Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Intermedia Marketing Solutions, Inc.
 (Registrant)


/s/  Mark Alfieri                           /s/  Brad Hacker
-------------------------          -------------------------------------
Mark Alfieri                              Brad Hacker
President                                 Chief Financial Officer

Dated: May 6, 2002