Form 10QSB
period 2002-06-30
SITE2SHOP COM INC
filed 2002-08-13
CIK 1066849

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB



(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2002
                                      -------------

                                                     Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                        to




                            Commission File Number:
                                    0-26093


                     INTERMEDIA MARKETING SOLUTIONS, INC.
------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


        Nevada                                          88-0382813
---------------------------------               -----------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
 of incorporation or organization)



  2001 West Sample Road, Suite 101, Pompano Beach, Florida        33064
---------------------------------------------------------------------------
                  (Address of principal executive offices)     (Zip Code)


                    (954) 969-1010
       -------------------------------------------------------
        (Registrant's telephone number, including area code)


                  Not applicable
----------------------------------------------------------------
(Former name former address and former fiscal year if changed since last report)





   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
    -      ---

   As of August 10, 2002, the registrant had a total of 12,647,702 common shares outstanding.

                      INTERMEDIA MARKETING SOLUTIONS, INC.
                              Index to Form 10-QSB
                                  June 30, 2002


PART I.   FINANCIAL INFORMATION

                                                                            Page
  Item 1. Consolidated Financial Statements (Unaudited)

    Condensed Consolidated Balance Sheet at June 30, 2002                      3

    Condensed Consolidated Statements of Operations for the three and six
    months ended June 30, 2002 and 2001                                        4

    Condensed Consolidated Statements of Cash Flows for the six months
    Months ended June 30, 2002 and 2001                                        5


    Note to Consolidated Financial Statements                                  6

  Item 2.  Management's Discussion and Analysis or Plan of Operations          7


PART II.  OTHER INFORMATION                                                   10

          Item 6. Exhibits and Reports on Form 8-K

                INTERMEDIA MARKETING SOLUTIONS, INC. AND SUBSIDIARIES
                            Condensed Consolidated Balance Sheet
                                   (UNAUDITED)
                                 June 30, 2002


                                     Assets
                                    --------
Current assets:
    Cash                                                             $   67,429
    Accounts receivable, net of allowance for doubtful accounts
    of $672,087                                                       2,286,043
    Inventories                                                       2,243,433
    Prepaid expenses and other current assets                           826,568
                                                                 ---------------
 Total current assets                                                 5,423,473

Equipment and leasehold improvements, net                             1,172,520
Goodwill                                                                 64,663
Other assets                                                            157,213
                                                                 ---------------
                 Total assets                                        $6,817,869
                                                                 ===============
                Liabilities and stockholders' equity

Current liabilities:
   Accounts payable and accrued expenses                             $1,154,506
   Deferred income taxes payable                                      1,809,772
   Lines of credit                                                    1,273,358
   Deferred revenue                                                   2,534,993
                                                                 ---------------
                 Total current liabilities                            6,772,629
Stockholders' equity:
   Common stock, $.001 par value:
      Authorized 150,000,000 shares; issued and outstanding,
      12,614,702 shares,                                                 12,648
   Additional paid-in capital                                         1,626,422
   Accumulated deficit                                               (1,593,830)
                                                                  --------------
      Total stockholders' equity                                         45,240
                                                                  --------------
           Total liabilities and stockholders' equity               $ 6,817,869
                                                                  ==============

             See notes to unaudited condensed consolidated financial statements




                     INTERMEDIA MARKETING SOLUTIONS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                THREE MONTHS ENDED JUNE,         SIX MONTHS ENDED JUNE 30,
                                              --------------------------------  ------------------------------
                                                  2002             2001              2002             2001
                                              -------------     -------------   -------------   -------------
   Revenues                                   $ 3,899,303         4,814,153      $ 6,323,026       $ 8,308,080
   Cost of revenues                             1,874,570         2,119,637        2,856,995         3,726,997
                                              -------------     -------------    -------------     -------------
        Gross Margin                            2,164,261         2,694,516        3,466,031         4,581,083

  Operating Expenses:
        Selling                                   694,719           699,473        2,016,973         1,688,335
        General and administrative              1,384,632         1,278,131        1,874,298         1,804,069
                                              ------------     -------------     ------------     -------------
   Total operating expenses                     2,079,351         1,977,604        3,891,271         3,492,404

  Operating income (loss)                         (54,618)          716,912         (425,240)        1,088,679

  Interest expense                                (18,375)             --            (32,750)
                                                -----------     -------------      -----------       ---------
  Net income (loss) before taxes                  (72,993)          716,912         (457,990)        1,088,679

Income tax                                        (35,336)          313,165         (189,335)          461,872
                                              ------------     -------------     -------------     -------------
  Net Income (loss)                             $ (37,657)        $ 403,747        $(268,655)       $  626,807
                                              =============     =============    =============     =============
  Net Income (loss) per Common Share-Basic
      and Diluted                               $   (0.00)        $    .03           $ (.02)          $   .05
                                              =============     =============    =============     =============

  Weighted Average Number of Common
            Shares-Basic and Diluted             12,647,702        12,614,702        12,647,702        12,614,702
                                              =============     =============    =============     =============


                 See notes to unaudited condensed consolidated financial statements

                                        4




                     INTERMEDIA MARKETING SOLUTIONS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                -------------------------
                                                                                 2001               2002
                                                                                -------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                            $ 626,807           $ (268,655)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                             131,180              303,850
     Provision for deferred income taxes                                       461,808             (173,713)
     Provision for bad debts                                                   122,801                --
     Changes in operating assets and liabilities:
        (Increase)decrease in accounts receivable                           (1,106,544)             276,991
        (Increase)in inventories                                              (495,398)            (451,182)
        (Increase)in prepaid expenses and other current assets                 (50,097)             (22,513)
        (Increase)decrease in other assets                                    (21,745)               8,867
        Increase (decrease) in accounts payable and accrued expenses         1,215,375             (509,965)
        Increase (decrease) in deferred revenue                               (395,112)             851,589
                                                                             ----------          ----------
Net cash provided by operating activities                                      489,075               15,269
                                                                             ---------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                         (552,819)            (334,118)
                                                                              ---------           ----------
Net cash used in investing activities                                         (552,819)            (334,118)
                                                                              ---------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Lines of credit                                                                --                 247,314
                                                                             ----------           ----------
Net cash provided by financing activities                                        --                 247,314
                                                                             ----------           ----------
Net decrease in cash                                                           (63,744)             (71,535)
Cash, beginning of period                                                      421,359              138,964
                                                                             ----------           ----------
Cash, end of period                                                          $ 357,615               67,429
                                                                             ==========           ==========
Supplemental disclosures of cash flow information
Cash paid during the period for:
   Interest                                                                 $   --                $  35,336
                                                                             =========            ==========

   Taxes                                                                     $   1,238            $  --
                                                                             =========            ==========

                   See Notes to Unaudited Condensed Consolidated Financial Statements


                      INTERMEDIA MARKETING SOLUTIONS, INC.
                   Notes to Condensed Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

1.       BASIS OF PRESENTATION AND OPERATIONS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 300(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The consolidated results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Intermedia Marketing Solutions, Inc. ("Intermedia Marketing Solutions" or the "Company") audited financial statements for the year ended December 30, 2001.


2. REVENUES

A portion of revenue represents revenues from contracts to produce television programs using the "percentage-of-completion-method" recognizing revenue relative to the proportionate progress on such contracts as measured by the ratio which costs incurred by the Company to date bear to total anticipated costs on each program.

Deferred revenue represents amounts which have been billed or paid and not yet earned in accordance with this method.

3. INVENTORIES

Inventories consists primarily of retail goods obtained as payment for transactions signed up for by customers. The inventory is recorded at the lower of cost or market using the first-in first-out method. The company receives as part of the consideration for some of their production services inventory product for resale. The inventory is recorded at the fair value of the services rendered. As of June 30, 2002 the company had $2,243,433 of finished goods inventory on hand.

                            INTERMEDIA MARKETING SOLUTIONS, INC.
          PART I. ITEM 2- MANAGEMENT'S DISCUSSION OR PLAN OF OPERATIONS
                                  June 30, 2002

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

Overview

The Company is an integrated multimedia marketing-solutions company. Its consumer shopping division, markets and sells unique, newly launched, and nationally branded consumer products using their integrated media approach through 30-minute shop-at-home television programs, direct response television commercials and e-commerce web sites. The Company's Tricom Pictures division produces television programs to educate viewers on breakthroughs, emerging trends, innovations, and lifestyles. These two divisions are related in that both deal with the Company marketing the client's products to the consumers. The Company's third division is a full service state-of-the-art multimedia production facility that produces television, print and web material for Intermedia Marketing Solutions divisions as well as other clients. All programs and commercials are distributed to national audiences through a combination of any and all of the following: ABC affiliates, NBC affiliates, CBS affiliates, FOX affiliates, UPN affiliates and WB affiliates (collectively "network affiliates"), independent television stations and targeted cable networks.
Products and services featured on the shopping divisions shows and direct response commercials are sold through its telephone call centers, the Company's websites and other e-commerce.

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

CRITICAL ACCOUNTING POLICIES

A portion of revenue represents revenues from contracts to produce television programs using the "percentage-of-completion-method" recognizing revenue relative to the proportionate progress on such contracts as measured by the ratio which costs incurred by the Company to date bear to total anticipated costs on each program.

Deferred revenue represents amounts which have been billed or paid and not yet earned in accordance with this method.

Inventories consists primarily of retail goods obtained as payment for transactions signed up for by customers. The inventory is recorded at the lower of cost or market using the first-in first-out method. The company receives as part of the consideration for some of their production services inventory product for resale. The inventory is recorded at the fair value of the services rendered.

Results of Operations

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 TO THE SIX MONTHS ENDED JUNE 30, 2001.

Total revenues for the six months ended June 30, 2002 were $6,323,026, a decrease of $1,985,054 from $8,308,080 for the prior comparable period in 2001. The decrease is attributable to a decrease in revenues from the TV shopping division of approximately $1,100,000 and the education division of $900,000 in the quarter as a result of fewer contracts written in the third and fourth quarter last year and first quarter this year due to economic conditions across the nation being significantly down.

Cost of Revenues decreased to $2,856,995, or 45% of revenues versus $3,726,997 or 45% for the prior comparable period. The decrease on a dollar for dollar basis is a result of less airtime and a reduction in personnel as compared to last year.

Selling expenses were $2,016,973 during the six months ended June 30, 2002, an increase of $328,638 from the prior comparable period in 2001. This increase is a result of expenses related to magazine advertising pages used to promote the company's show and products nationwide and additional commissions paid to incentive the marketing force. Selling expenses in 2002 were 32 % of net revenues as compared to 20% in 2001. The increase of selling expenses on a percentage basis is a result of fixed costs remaining constant from year to year versus a decrease in revenue and the increase use of magazine pages used.

General and administrative expenses were $1,874,298 during the six months ended June 30, 2002, an increase of $70,229 from the prior comparable period in 2001. General and administrative expenses in 2002 were 30% of net revenues as compared to 22% in 2001. The increase of general and administrative expenses on a percentage basis is a result of fixed costs remaining constant from year to year and the decrease in revenues.


Liquidity and Capital Resources

The Company generated $15,269 from operating activities in 2002 as opposed to $489,075 during the same period in 2001. The increase and decreases in operating assets and liabilities resulted in a net decrease to cash flow of approximately $477,000 as compared to the same six months last year. The difference is mainly a result of an operating profit last year versus a loss this year. Cash used in investing activities totaled $334,118 in 2002 as a result of capital expenditures relating to purchase of production equipment, the purchase of computer hardware and computer software.

At June 30, 2002, the Company's backlog for contracts signed and work not begun or contracts partially completed and work is to be done totaled approximately $3,682,000 as compared to approximately $5,220,000 at June 30, 2001. This decrease is mainly a result of more deferred revenue becoming sales as a result of improved efficiencies in the production department and a larger portion of contract being completed on a percentage basis.

The Company anticipates based on current backlog of contracts and assumptions relating to operations, the Company's revenues and net income for the year ended December 31, 2002 will be less than the prior year. This mainly is a result of economic conditions and events occurring during the past 12 months. The current state of the economy has resulted in less contracts signed during 2002 as compared to 2001 reducing total revenue and net income. As a result of the decrease in new contracts and reduced backlog the company may be required to reduce personnel and close divisions in order to meet its cash needs for the rest of the year.

Based on the current state of the economy the company has experienced a severe reduction in its business and future cash flows as a result. The company believes despite these events that cash flows from operations could be sufficient to satisfy the Company's contemplated cash requirements until the end of the current year. In the event that the Company is unable to sufficiently meet cash flow, the Company could be required to seek additional financing and severely reduce company overhead they may result in operating losses for 2002.

The Company currently has no outstanding material commitments for capital expenditures. The Company's primary requirements for capital will be the cost of revenue, marketing and sales costs associated with the Company's national and international expansion into new target markets, and general and administrative expenses associated with the Company's business plan. In the event that the Company's plans change, its assumptions to change or prove to be inaccurate or if its existing capital and cash flow otherwise prove to be insufficient (due to unanticipated expenses, delays, problems, difficulties or otherwise), the Company could be required to seek additional financing or may be required to curtail its expansion or other activities. In the event that the Company requires additional financing, the Company may seek to raise cash in the form of strategic partners or in combination with equity financing, additional bank debt or other debt financing to raise capital through the sale of its equity securities, potentially at prices which may represent significant discounts from the market price of the Common Stock.


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

                           PART II. OTHER INFORMATION



Item 2. Changes in Securities

         None

Item 5. Other Information


Item 6. Exhibits and Reports on Form 8-K

(a) There was a report on Form 8-K filed by the Company during the month of June 30, 2002.

(b)  Exhibits

     Exhibit
      Number                       Description
     -------          --------------------------------------------
       99 (a)        Certification of Chief Executive Officer
       99 (b)        Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


Intermedia Marketing Solutions, Inc.
 (Registrant)


/s/  Douglas Campbell                       /s/  Brad Hacker
--------------------------------       -------------------------------------
Douglas Campbell                            Brad Hacker
President                                   Chief Financial Officer

Dated: August 10, 2002

                                  Exhibit 99(b)

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER





         Pursuant to Section 906 of the Sarbanes-Oxley Act 2002 (18 U.S.C.
1350), the undersigned, Brad Hacker, Chief Financial Officer of Intermedia Marketing Solutions, Inc. (the "Company") has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the "Report").

         The undersigned certifies that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

         IN WITNESS WHEREOF, the undersigned has executed this certification as of the 10th day of August, 2002.


                                                        /s/
                                                  ----------------------------
                                                  Name: Brad Hacker
                                                  Title: Chief Financial Officer

                                  Exhibit 99(a)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER





         Pursuant to Section 906 of the Sarbanes-Oxley Act 2002 (18 U.S.C.
1350), the undersigned, Doug Campbell, Chief Executive Officer of Intermedia (the "Company") has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the "Report").

         The undersigned certifies that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

         IN WITNESS WHEREOF, the undersigned has executed this certification as of the 10th day of August, 2002.






                                        /s/
                                    ----------------------------
                                    Name: Doug Campbell
                                    Title: President and Chief Executive Officer