Form 10QSB
period 2002-09-30
SITE2SHOP COM INC
filed 2002-11-19
CIK 1066849

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB



(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2002
                                      ------------------

                                                     Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                                       to
                                ---------------------------------


Commission File Number:
0-26093
--------------------------------------------------------------------------


                           INTERMEDIA MARKETING SOLUTIONS, INC.
-------------------------------------------------------------------------------
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

   As of November 10, 2002, the registrant had a total of 12,647,702 common shares outstanding.

                      INTERMEDIA MARKETING SOLUTIONS, INC.
                              Index to Form 10-QSB
                               September 30, 2002


PART I.   FINANCIAL INFORMATION

                                      Page
  Item 1. Condensed Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet at September 30, 2002            3

         Condensed Consolidated Statements of Operations for the three and
         nine months ended  September 30, 2002 and 2001                        4

         Condensed Consolidated Statements of Cash Flows for the nine months
          Months ended September 30, 2002 and 2001                             5

         Note to Condensed Consolidated Financial Statements                   6

         Item 2.  Management's Discussion and Analysis or Plan of Operations   7

         Item 3. Controls and Procedures                                      10


PART II.  OTHER INFORMATION                                                   11

        Item 5. Other Information
        Item 6. Exhibits and Reports on Form 8-K

                INTERMEDIA MARKETING SOLUTIONS, INC. AND SUBSIDIARIES
                            Condensed Consolidated Balance Sheet
                                   (UNAUDITED)
                               September 30, 2002


                                     Assets
                                    --------
Current assets:
    Cash                                                             $  164,219
    Accounts receivable, net of allowance for doubtful accounts
    of $672,087                                                       1,403,909
    Inventories                                                       1,581,123
    Prepaid expenses and other current assets                         1,445,435
                                                                 ---------------
 Total current assets                                                 4,594,686

Equipment and leasehold improvements, net                             1,336,192
Other assets                                                            437,290
                                                                 ---------------
                 Total assets                                        $6,368,168
                                                                 ===============
                Liabilities and stockholders' equity

Current liabilities:
   Accounts payable and accrued expenses                             $1,022,729
   Deferred income taxes payable                                      1,863,485
   Lines of credit                                                    1,296,737
   Deferred revenue                                                   2,050,724
                                                                 ---------------
                 Total current liabilities                            6,223,675
Stockholders' equity:
   Common stock, $.001 par value:
      Authorized 150,000,000 shares; issued and outstanding,
      12,614,702 shares,                                                 12,648
   Additional paid-in capital                                         1,626,422
   Accumulated deficit                                               (1,504,577)
                                                                  --------------
      Total stockholders' equity                                        134,493
                                                                  --------------
           Total liabilities and stockholders' equity               $ 6,368,168
                                                                  ==============

             See notes to unaudited condensed consolidated financial statements




                     INTERMEDIA MARKETING SOLUTIONS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                THREE MONTHS ENDED SEPTEMBER,         NINE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------  ------------------------------
                                                  2002             2001              2002             2001
                                              -------------     -------------   -------------   -------------
   Revenues                                   $ 2,509,627         4,249,928      $ 8,832,546       $ 12,558,008
   Cost of revenues                             1,109,948         1,564,483        3,966,943          5,291,480
                                              -------------     -------------    -------------     -------------
        Gross Margin                            1,399,679         2,685,445        3,466,031          7,266,528

  Operating Expenses:
        Selling                                   386,307         1,015,887        2,403,280         2,604,222
        General and administrative                836,154         1,161,385        2,710,452         3,065,454
                                              ------------     -------------     ------------     -------------
   Total operating expenses                     1,222,461         2,177,272        5,113,732         5,669,676

  Operating income (loss)                         177,218          508,173          (248,129)        1,596,852

  Interest expense                                (18,124)             --            (50,874)
                                                -----------     -------------      -----------       ---------
  Net income (loss) before taxes                  159,094          508,173          (299,003)        1,596,852

Income tax                                         63,600          195,334          (119,601)          657,206
                                              ------------     -------------     -------------     -------------
  Net Income (loss)                             $  95,494        $ 312,839        $ (179,402)       $  939,646
                                              =============     =============    =============     =============
  Net Income (loss) per Common Share-Basic
      and Diluted                               $   (0.00)        $    .02           $ (.01)          $   .07
                                              =============     =============    =============     =============

  Weighted Average Number of Common
            Shares-Basic and Diluted             12,647,702        12,614,702        12,647,702        12,614,702
                                              =============     =============    =============     =============


                 See notes to unaudited condensed consolidated financial statements

                                        4




                     INTERMEDIA MARKETING SOLUTIONS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -------------------------
                                                                                 2001               2002
                                                                                -------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                            $ 939,646           $ (179,655)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                             295,140              348,850
     Provision for deferred income taxes                                       657,506             (120,000)
     Provision for bad debts                                                    42,401                --
     Changes in operating assets and liabilities:
        (Increase)decrease in accounts receivable                             (742,972)           1,159,125
        (Increase)in inventories                                              (964,656)             211,128
        (Increase)in prepaid expenses and other current assets                  99,925             (641,380)
        (Increase)decrease in other assets                                     (21,745)            (201,547)
        Increase (decrease) in accounts payable and accrued expenses           384,639             (641,742)
        Increase (decrease) in deferred revenue                               (500,126)             367,320
                                                                             ----------          ----------
Net cash provided by operating activities                                      189,758              302,352
                                                                             ---------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                         (618,218)            (547,790)
                                                                              ---------           ----------
Net cash used in investing activities                                         (618,218)            (547,790)
                                                                              ---------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Lines of credit                                                              273,366              270,693
                                                                             ----------           ----------
Net cash provided by financing activities                                      273,366                 270,693
                                                                             ----------           ----------
Net decrease in cash                                                          (155,094)              25,255)
Cash, beginning of period                                                      421,359              138,964
                                                                             ----------           ----------
Cash, end of period                                                          $ 357,615              164,219
                                                                             ==========           ==========
Supplemental disclosures of cash flow information Cash paid during the period for:
   Interest                                                                 $   --                $  50,874
                                                                             =========            ==========

   Taxes                                                                     $   1,238            $  --
                                                                             =========            ==========

                   See Notes to Unaudited Condensed Consolidated Financial Statements


                      INTERMEDIA MARKETING SOLUTIONS, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

1.       BASIS OF PRESENTATION AND OPERATIONS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 300(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The consolidated results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Intermedia Marketing Solutions, Inc. ("Intermedia Marketing Solutions" or the "Company") audited financial statements for the year ended December 31, 2001.


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

   3. INVENTORIES

Inventories consists primarily of retail goods obtained as payment for transactions signed up for by customers. The inventory is recorded at the lower of cost or market using the first-in first-out method. The company receives as part of the consideration for some of their production services inventory product for resale. The inventory is recorded at the fair value of the services rendered. As of September 30, 2002 the company had $1,158,985 of finished goods inventory on hand plus an additional $422,138 in-transit.

   4. WORKING CAPITAL LINE OF CREDIT

The company on October 25, 2002, received a Notice of Non-Renewal and Demand for Payment from Merrill Lynch Business Financial Services, Inc. (MLBFS) the bank the company has a Working Capital Line of Credit with. The letter stated that as of October 31, 2002 Loan Agreement and Working Capital Line of Credit will expire and will not be renewed. Full repayment was demanded as of October 31 and such failure to pay by close of business on November 7, 2002 will result in a Event of Default. It also stated that at such time MLBFS will take whatever actions it deems necessary to protect its rights under the Loan Documents and applicable law. As of November 12, 2002 the company has not repaid the loan and has been referred to MLBFS special handling group.

                            INTERMEDIA MARKETING SOLUTIONS, INC.
          PART I. ITEM 2- MANAGEMENT'S DISCUSSION OR PLAN OF OPERATIONS
                               September 30, 2002

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

     Results of Operations

COMPARISION OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

Total revenues for the nine months ended September 30, 2002 were $8,832,546, a decrease of $3,725,462 from $12,558,008 for the prior comparable period in 2001. The decrease is attributable to a decrease in revenues from the TV shopping division of approximately $2,250,000 and the education division of $1,450,000 in the quarter as a result of fewer contracts written in the third and fourth quarter last year and first quarter this year due to advertising revenue, across the nation being significantly down.

Cost of Revenues decreased to $3,966,943, or 45% of revenues versus $5,291,480 or 42% for the prior comparable period. The decrease on a dollar for dollar basis is a result of less airtime, due to less revenues, and a reduction in personnel as compared to last year.

Selling expenses were $2,403,280 during the nine months ended September 30, 2002, a decrease of $200,992 from the prior comparable period in 2001. The decrease is a result of lower expenses related to sales commissions and other related sales costs due to less revenues. Selling expenses in 2002 were 27 % of net revenues as compared to 21% in 2001. The increase of selling expenses on a percentage basis is a result of fixed costs remaining constant and lower revenues to compare to those costs.

General and administrative expenses were $2,710,452 during the nine months ended September 30, 2002, a decrease of $355,002 from the prior comparable period in 2001. The decrease is mainly a result of cost savings from closing of offices and reduction of personnel. General and administrative expenses in 2002 were 31% of net revenues as compared to 24% in 2001. The increase of general and administrative expenses on a percentage basis is a result of fixed costs remaining constant from year to year and the decrease in revenues raising the percent.

     Liquidity and Capital Resources

The Company was provided $302,352 from operating activities in 2002 as opposed to generating $189,758 during the same period in 2001. The difference mainly is a result of decrease in net income offset by changes in accounts payable, accounts receivable and deferred revenue. Cash used in investing activities totaled $547,790 in 2002 as a result of capital expenditures relating to purchase of production equipment, the purchase of computer hardware and computer software.

At September 30, 2002, the Company's backlog for contracts signed and work not begun or contracts partially completed and work is to be done totaled approximately $3,917,000 as compared to approximately $4,870,000 at September 30, 2001. This decrease is mainly a result of more deferred revenue becoming sales as a result of improved efficiencies in the production department and a larger portion of contract being completed on a percentage basis.

The Company anticipates based on current backlog of contracts and assumptions relating to operations, the Company's revenues and net income for the year ended December 31, 2002 will be less than the prior year. This mainly is a result of economic conditions and events occurring during the past 12 months. The current state of the economy has resulted in less contracts signed during 2002 as compared to 2001 reducing total revenue and net income. As a result of the decrease in new contracts and reduced backlog the company may be required to reduce additional personnel and close divisions in order to meet its cash needs for the rest of the year.

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

CRITICAL ACCOUNTIGN PRONOUCEMENTS

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

Item 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION



Item 2. Changes in Securities

         None

Item 5. Other Information

The company on October 25, 2002, received a Notice of Non-Renewal and Demand for Payment from Merrill Lynch Business Financial Services, Inc. (MLBFS) the bank the company has a Working Capital Line of Credit with. The letter stated that as of October 31, 2002 Loan Agreement and Working Capital Line of Credit will expire and will not be renewed. Full repayment was demanded as of October 31 and such failure to pay by close of business on November 7, 2002 will result in a Event of Default. It also stated that at such time MLBFS will take whatever actions it deems necessary to protect its rights under the Loan Documents and applicable law. As of November 12, 2002 the company has not repaid the loan and has been referred to MLBFS special handling group.



Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

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


Intermedia Marketing Solutions, Inc.
 (Registrant)


/s/  Douglas Campbell                            /s/  Brad Hacker
-----------------------------          ----------------------------------
Douglas Campbell                                 Brad Hacker
President                                        Chief Financial Officer

Dated: November 18, 2002

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Intermedia Marketing Solutions, Inc. on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Doug Campbell, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this quarterly report on Form 10-QSB of Intermedia Marketing Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order; to make the statements made, in light of the circumstances under which such statements were made not, not misleading;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining internal controls and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's internal controls and procedures as of a date within 90 days prior to this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of our internal controls based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 18, 2002                         /s/ Douglas Campbell
                                            -----------------------------
                                             Name: Douglas Campbell
                                             Title: Chief Executive Officer

             CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Intermedia Marketing Solutions, Inc. on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Brad Hacker, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this quarterly report on Form 10-QSB of Intermedia Marketing Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order; to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining internal controls and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's internal controls and procedures as of a date within 90 days prior to this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of our internal controls based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 18, 2002                      /s/ Bradley Hacker
                                            --------------------------------
                                            Name: Bradley Hacker
                                            Title: Chief Financial Officer

                                  Exhibit 99(b)

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER





         Pursuant to Section 906 of the Sarbanes-Oxley Act 2002 (18 U.S.C.
1350), the undersigned, Brad Hacker, Chief Financial Officer of Intermedia Marketing Solutions, Inc. (the "Company") has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report").

         The undersigned certifies that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

         IN WITNESS WHEREOF, the undersigned has executed this certification as of the 10th day of November, 2002.



                                               ____/s/________________________

                                                 Name: Brad Hacker
                                                 Title: Chief Financial Officer

                                  Exhibit 99(a)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER





         Pursuant to Section 906 of the Sarbanes-Oxley Act 2002 (18 U.S.C.
1350), the undersigned, Doug Campblee, Chief Executive Officer of Intermedia (the "Company") has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report").

         The undersigned certifies that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

         IN WITNESS WHEREOF, the undersigned has executed this certification as of the 10th day of November, 2002.



                                  _____/s/_______________________
                                   Name: Doug Campbell
                                   Title: President and Chief Executive Officer