Form 10QSB/A
period 2002-09-30
SITE2SHOP COM INC
filed 2002-11-26
CIK 1066849

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB/A



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

   As of November 26, 2002, the registrant had a total of 12,647,702 common shares outstanding.

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
                                                                  ==============

             See notes to unaudited condensed consolidated financial statements




                     INTERMEDIA MARKETING SOLUTIONS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                THREE MONTHS ENDED SEPTEMBER,         NINE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------  ------------------------------
                                                  2002             2001              2002             2001
                                              -------------     -------------   -------------   -------------
   Revenues                                   $ 2,509,627         4,249,928      $ 8,832,546       $ 12,558,008
   Cost of revenues                             1,109,948         1,564,483        3,966,943          5,291,480
                                              -------------     -------------    -------------     -------------
        Gross Margin                            1,399,679         2,685,445        4,865,603          7,266,528

  Operating Expenses:
        Selling                                   386,307         1,015,887        2,403,280         2,604,222
        General and administrative                836,154         1,161,385        2,710,452         3,065,454
                                              ------------     -------------     ------------     -------------
   Total operating expenses                     1,222,461         2,177,272        5,113,732         5,669,676

  Operating income (loss)                         177,218          508,173          (248,129)        1,596,852

  Interest expense                                (18,124)             --            (50,874)
                                                -----------     -------------      -----------       ---------
  Net income (loss) before taxes                  159,094          508,173          (299,003)        1,596,852

Income tax                                         63,600          195,334          (119,601)          657,206
                                              ------------     -------------     -------------     -------------
  Net Income (loss)                             $  95,494        $ 312,839        $ (179,402)       $  939,646
                                              =============     =============    =============     =============
  Net Income (loss) per Common Share-Basic
      and Diluted                               $   (0.00)        $    .02           $ (.01)          $   .07
                                              =============     =============    =============     =============

  Weighted Average Number of Common
            Shares-Basic and Diluted             12,647,702        12,614,702        12,647,702        12,614,702
                                              =============     =============    =============     =============


                 See notes to unaudited condensed consolidated financial statements

                                        4




                     INTERMEDIA MARKETING SOLUTIONS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -------------------------
                                                                                 2001               2002
                                                                                -------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                            $ 939,646           $ (179,402)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                             295,140              348,850
     Provision for deferred income taxes                                       657,506             (120,000)
     Provision for bad debts                                                    42,401                --
     Changes in operating assets and liabilities:
        (Increase)decrease in accounts receivable                             (742,972)           1,159,125
        (Increase)in inventories                                              (964,656)             211,128
        (Increase)in prepaid expenses and other current assets                  99,925             (641,380)
        (Increase)decrease in other assets                                     (21,745)            (201,547)
        Increase (decrease) in accounts payable and accrued expenses           384,639             (641,742)
        Increase (decrease) in deferred revenue                               (500,126)             367,320
                                                                             ----------          ----------
Net cash provided by operating activities                                      189,758              302,352
                                                                             ---------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                         (618,218)            (547,790)
                                                                              ---------           ----------
Net cash used in investing activities                                         (618,218)            (547,790)
                                                                              ---------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Lines of credit                                                              273,366              270,693
                                                                             ----------           ----------
Net cash provided by financing activities                                      273,366                 270,693
                                                                             ----------           ----------
Net decrease in cash                                                          (155,094)              25,255)
Cash, beginning of period                                                      421,359              138,964
                                                                             ----------           ----------
Cash, end of period                                                          $ 266,265              164,219
                                                                             ==========           ==========
Supplemental disclosures of cash flow information Cash paid during the period for:
   Interest                                                                 $   --                $  50,874
                                                                             =========            ==========

   Taxes                                                                     $   1,238            $  --
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

CRITICAL ACCOUNTIGN POLICIES

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



Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
      Number                       Description
     -------          --------------------------------------------
       99 (a)               Certification of Chief Executive Officer
       99 (b)               Certification of Chief Financial Officer


(b) Reports on Form 8K

     8K with date of report of May 11, 2002 was filed on September 20, 2002

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

Dated: November 26, 2002

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



                                                    /s/ Brad Hacker
                                                ----------------------------
                                                 Name: Brad Hacker
                                                 Title: Chief Financial Officer

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



                                      /s/ Doug Campbell
                                   ----------------------------------------
                                   Name: Doug Campbell
                                   Title: President and Chief Executive Officer